Form 10QSB
period 2000-06-30
COLUMBIALUM LTD
filed 2000-08-21
CIK 1106207

SECURITIES  AND  EXCHANGE  COMMISSION
                                  WASHINGTON,  DC  20549

                                        FORM  10-QSB


(Mark  One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE 30, 2000

[ ]     Transition  report  under  Section  13  or  15(d)  of the Exchange Act

        For  the  transition  period  from  __________  to  __________

Commission  file  number  0-29489

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

Yes          No       X
                    ------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 15, 2000 there were outstanding 1,000,000 shares of common stock, par value $0.001, and no shares of preferred stock.

                                COLUMBIALUM, LTD.

                                     INDEX
                                                                            Page
                                                                            ----

Part  I      Financial  Information

Item  1.     Financial  Statements

             Balance  sheets  as  of  June 30,  2000
             and  December  31,  1999  (unaudited)   . . . . . . . . .        3

             Statements  of  operations  for  the  three  and six months ended June 30,  2000  and  1999  (unaudited). . . . . . . . . .  4

             Statements  of  cash  flows  for  the  six months  ended
             June 30,  2000  and  1999  (unaudited) . . . . . . . . .         5

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

Item  6.     Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . .    9

                          PART  I  -  FINANCIAL  STATEMENTS

Item  1.     Financial  Statements

                               COLUMBIALUM, LTD.
                       (A  Development  Stage  Company)
                                BALANCE  SHEETS



                                                      June 30,  2000       December  31,  1999
                                                      ----------------     -------------------
                                       ASSETS
Cash                                               $       --             $    --
                                                   ------------------     ---------------
Total assets                                       $       --             $    --
                                                   ===================    ================

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Payable to related party                           $      520             $   520
                                                   -------------------     -----------------
Total liabilities                                  $      520             $   520
                                                   -------------------     -----------------


Stockholders' equity (deficit):
Preferred stock:
0.001 par value; 2,000,000 shares
authorized; no shares issued and
outstanding                                        $    --                $         --
Common stock, $0.001 par value,
20,000,000 shares authorized;
1,000,000 shares issued and
outstanding on June 30, 2000 and
December 31, 1999                                  $    1,000             $ 1,000
Deficit accumulated during the
development stage                                  $   (1,520)            $(1,520)
                                                   --------------------   --------------------

Total stockholders' equity (deficit)               $     (520)            $  (520)
                                                   --------------------   --------------------

            Total liabilities and stockholders'
                    equity (deficit)               $   --                 $    --
                                                   ===================     ===================


                                       COLUMBIALUM, LTD.
                               (A  Development  Stage  Company)
                                  STATEMENTS  OF  OPERATIONS





                               3 months ended . . . .   6 months ended
                            ---------------             ---------------

                                   June 30,   June 30,    June 30,   June 30,
                                       2000       1999       2000       1999
                            ---------------  ---------  ---------      -----

General and Administrative
Expenses . . . . . . . . .  $            --  $      --  $      --      $  --
--------------------------  ---------------  ---------  ---------      -----

Net loss . . . . . . . . .  $            --  $      --  $      --      $  --
--------------------------  ---------------  ---------  ---------      -----

                                        COLUMBIALUM, LTD.
                              (A  Development  Stage  Company)
                                  STATEMENTS  OF  CASH  FLOWS




                                       Six months ended             Six Months ended
                                        June 30, 2000               June 30, 1999
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three and six months ended June 30, 2000. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-SB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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


                                              COLUMBIALUM, LTD.


Dated:  August  18,  2000                       /s/  M.  Richard  Cutler
                                             ---------------------------
                                             By:     M.  Richard  Cutler
                                             Its:     President