Form 10QSB
period 2001-09-30
COLUMBIALUM LTD
filed 2001-10-30
CIK 1106207

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark  One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from __________ to __________

                         Commission file number 0-29485

                                COLUMBIALUM, LTD.
                                -----------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 NEVADA                                      33-0850639
                 ------                                      ----------
      (State or Other Jurisdiction of                      (IRS Employer
       Incorporation or Organization)                    identification No.)

                                310 East Harrison
                              Tampa, Florida 33602
                     --------------------------------------
                    (Address of Principal Executive Offices)


                                 (813) 968-9444
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                       610 Newport Center Drive, Suite 800
                             Newport Beach, CA 92660
               ---------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If changed since Last Report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 19, 2001 there were outstanding 1,000,000 shares of common stock, par value $0.001, and no shares of preferred stock.

                                COLUMBIALUM, LTD.

                                      INDEX
                                                                         Page
                                                                         ----
Part I   Financial Information                                             3

Item 1.  Financial Statements

         Balance sheets as of September 30, 2001 (unaudited) and
         December 31, 2000                                                 3

         Statements of operations for the three months and nine
         months ended September 30, 2001 and 2000 and the period
         from Inception, April 9, 1998 through September 30, 2001
         (unaudited)                                                       4

         Statements of cash flows for the nine months ended
         September 30, 2001 and 2000 and the period from
         Inception, April 9, 1998 through September 30, 2001
         (unaudited)                                                       5

         Notes to financial statements                                     6

Item 2.  Management's Discussion and Analysis or Plan of Operation         7

Part II  Other Information

Item 1.  Legal Proceedings                                                 8

Item 2.  Changes in Securities                                             8

Item 3.  Defaults Upon Senior Securities                                   8

Item 4.  Submission of Matters to a Vote of Security Holders               8

Item 5.  Other Information                                                 8

Item 6.  Exhibits and Reports on Form 8-K                                  8

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                               COLUMBIALUM, LTD.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                   (Unaudited)
                                               September 30, 2001   December 31, 2000
                                               ------------------   -----------------
                           ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . .  $          --      $             --
                                                  --------------     -----------------
  Total assets . . . . . . . . . . . . . . . . .  $          --      $             --
                                                  ==============     =================




                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Payable to related party (see note 2). . . . . .  $          --      $          4,125
                                                  --------------     -----------------
    Total liabilities. . . . . . . . . . . . . .  $          --      $          4,125
                                                  --------------     -----------------
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value;
    2,000,000 shares authorized;
    no shares issued and
    outstanding. . . . . . . . . . . . . . . . .  $          --      $             --
  Common stock, $0.001 par value,
    20,000,000 shares authorized;
    1,000,000 shares issued and
    outstanding on September 30, 2001
    and December 31, 2000. . . . . . . . . . . .  $       1,000      $          1,000
  Additional Paid in Capital(see note 2) . . . .  $       6,400      $             --

Deficit accumulated during the
    development stage. . . . . . . . . . . . . .  $      (7,400)     $         (5,125)
                                                  --------------     -----------------

  Total stockholders' equity (deficit) . . . . .  $          --      $         (4,125)
                                                  --------------     -----------------

            Total liabilities and stockholders'
              equity (deficit) . . . . . . . . .  $          --      $             --
                                                  ==============     =================

                 See accompanying notes to financial statements

                                COLUMBIALUM, LTD.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                                                Period from
                                                                                 Inception,
                                 3 months ended          9 months ended        April 9, 1998,
                             ---------------------  --------------------------    through
                              Sept 30,   Sept 30,      Sept 30,      Sept 30,     Sept 30,
                               2001        2000          2001          2000        2001
                            ----------  ----------  --------------  ----------  -----------
General and Administrative
 Expenses. . . . . . . . .  $      350  $        -  $        2,275  $        -       7,400
                            ----------  ----------  --------------  ----------  -----------

Net loss . . . . . . . . .  $      350  $        -  $        2,275  $        -       7,400
                            ==========  ==========  ==============  ==========  ===========
Basic and Diluted
Net Loss Per Share . . . .  $        -  $        -  $            -  $        -  $     (.01)
                            ==========  ==========  ==============  ==========  ===========
Weighted Average Common
Shares Outstanding . . . .   1,000,000   1,000,000       1,000,000   1,000,000   1,000,000
                            ==========  ==========  ==============  ==========  ===========

                 See accompanying notes to financial statements

                                COLUMBIALUM, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Period from
                                                                                      Inception
                                                                                    April 9, 1998,
                                          Nine months ended   Nine Months ended       through
                                             Sept 30, 2001       Sept 30, 2000    September 30, 2001
                                         -----------------   ------------------   ------------------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . .  $          (2,275)  $             --     $        (7,400)

  Issuance of Common
  Stock for Services. . . . . . . . . .  $              --   $             --     $         1,000

  Increase in payable to related party.  $           2,275   $             --     $         6,400
  (see note 2)

  Net cash used in operating activities  $              --   $             --     $            --
                                         ------------------  -----------------    ----------------

Net increase (decrease) in cash . . . .  $              --   $             --     $            --
                                         ------------------  -----------------    ----------------
Cash, beginning of period . . . . . . .  $              --   $             --     $            --
                                         ------------------  -----------------    ----------------

Cash, end of period . . . . . . . . . .  $              --   $             --     $            --
                                         ==================  =================    ================

                 See accompanying notes to financial statements

                                COLUMBIALUM, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS



Note 1   Summary of Significant Accounting Policies.

         Columbialum, LTD. (the "Company") is a developmental stage enterprise incorporated on April 9, 1998 under the laws of the State of Nevada. The Company intends to seek acquisitions or other business endeavors. The Company has had no operations to date and its activities have been limited to organization efforts related to obtaining initial financing. The Company intends to purchase, merge with or acquire securities or assets held by target entities via an exchange of the targeted company's securities or assets for the Company's cash, securities and/or assets. The Company has identified several prospective acquisition candidates in several different industries, but has not commenced discussions or negotiations to acquire any of these businesses. The Company's fiscal year end is December 31.

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three and nine months ended September 30, 2001. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

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


Note 2   Change in Control of Company; Change in Management

         On September 27, 2001, Work Holdings, LLC acquired 974,000 restricted shares of common stock of the Company in a private purchase transaction. Simultaneously with this transaction, the board of directors of the Company nominated Rene Morissette to the board of directors, and all former officers and directors resigned. Mr. Morissette was then named President, Secretary, and Treasurer of the Company. Also simultaneously with this transaction, a related party payable in the amount of $6,050 was forgiven and restated as additional paid in capital.

Note 3   Going Concern and Management's Plans

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

         These benefits are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through options for stock for which there is a public market;(8) enhanced corporate image; and, (9) a presence in the United States capital market.

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

Liquidity

         The Company has no funds available and does not anticipate having any funds available until a merger transaction is consummated. In the event that no transaction is consummated, the Company will have a very limited amount of funds with which to operate and may not be able to operate in the future. The stockholders have agreed to advance funds to the Company to pay administrative costs and expenses.



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

Item 5.  Other Information

         On September 27, 2001, Work Holdings, LLC acquired 974,000 restricted shares of common stock of the Company in a private purchase transaction. Simultaneously with this transaction the board of directors of the Company nominated Rene Morissette to the board of directors, and all former officers and directors resigned. Mr. Morissette was then named President, Secretary, and Treasurer of the Company. Also simultaneously with this transaction a related party payable in the amount of $6,400 was forgiven and restated as additional paid in capital.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K on October 1, 2001 reporting a change in control and a change in management.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  COLUMBIALUM, LTD.


Dated:  October 29, 2001                         /s/ Rene Morissette
                                                  ---------------------------
                                                  By:  Rene Morissette,
                                                       President and Treasurer