Form 10KSB
period 2001-12-31
COLUMBIALUM STAFFING INC
filed 2002-03-28
CIK 1106207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X]      Annual report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________ to _________

                           Commission File No. 0-29485

                           COLUMBIALUM STAFFING, INC.
                 (Name of Small Business Issuer in Its Charter)

         NEVADA                                            33-0850639
-------------------------                                 ----------
(State or Other Jurisdiction of                          (IRS Employer
Incorporation or Organization)                         Identification Number)

310 East Harrison Street, Tampa, Florida                      33602
----------------------------------------                      -----
(Address of Principal Executive Offices)                    (Zip Code)

                                 (813) 225-1200
                           (Issuer's Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  (None)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock, par value $0.0001
                         -------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $471,821

The market value of the common stock held by non-affiliates cannot be estimated since there is no market for the company's shares.

The were 2,600,000 shares of common stock outstanding as of March 18, 2002.


                       DOCUMENTS INCORPORATED BY REFERENCE


None.

           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                                INTRODUCTORY NOTE

This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, disadvantageous currency exchange rates, termination of contracts, loss of suppliers, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks that increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND OF THE COMPANY

Columbialum was organized under the laws of the State of Nevada on April 9,1998, and was a "blank check" or "shell" company whose primary purpose was to engage in a merger with, or acquisition of one or a small number of private firms expected to be private corporations, partnerships or sole proprietorships. On September 27, 2001, a limited liability company controlled by Rene Morissette acquired 97.4% of our outstanding common stock, changed management, and in November 2001, entered into an agreement to acquire Integra Staffing, Inc. ("Integra"). We acquired Integra in December 2001 and its staffing business is the core of our business at the present time.

Integra was organized in 1999, and as of December 31, 2001, was providing approximately 37 flexible staff personnel monthly in the Tampa, Florida area. We plan to grow our business through the acquisition of private companies that complement each other and through increased marketing efforts.

GENERAL

We are a local provider of human resource services focusing on the administrative and light industrial staffing market in Tampa, Florida, through our Integra subsidiary. Integra recruits, trains and deploys temporary personnel and provides payroll administration services to its clients. Integra's clients, consisting primarily of local companies, include businesses in the manufacturing, distribution, hospitality, and construction industries.

As of December 31, 2001, Integra provided approximately 37 flexible staffing personnel monthly. Integra has approximately 70 clients.

Staffing companies provide one or more of three basic services to clients: (i) flexible staffing; (ii) placement and search; and (iii) outplacement. Based on information provided by the American Staffing Association, formerly the National Association of Temporary and Staffing Services, the National Association of Professional Employer Organizations and Staffing Industry Analysts, Inc., staffing industry revenues for 2000 were approximately $63.6 billion. Over the last five years, the staffing industry has experienced significant growth, due largely to the utilization of temporary help across a broader range of industries. Staffing industry revenues grew from approximately $59.5 billion in 1999 to approximately $63.6 billion in 2000, or 6.9%. We believe that the industrial staffing market is highly fragmented and that in excess of 75% of industrial staffing revenues are generated by small local and regional companies.

COMPANY SERVICES

Our Integra subsidiary focuses on meeting our clients' flexible staffing needs, targeting opportunities in a fragmented, growing market that we believe has been under-served by large full service staffing companies. Significant benefits of Integra's services to clients include providing the ability to outsource the recruiting and many logistical aspects of their staffing needs, as well as converting the fixed cost of employees to the variable cost of outsourced services.

- PAYROLL ADMINISTRATION. We assume responsibility for our Integra service employees for payroll and attendant record-keeping, payroll tax deposits, payroll tax reporting, and all federal, state, county, and city payroll tax reports (including 941s, 940s, W-2s, W-3s, W-4s and W-5s), state unemployment taxes, employee file maintenance, unemployment claims and monitoring and responding to changing regulatory requirements.

- AGGREGATION OF STATUTORY AND NON-STATUTORY EMPLOYEE BENEFITS. We provide workers' compensation and unemployment insurance to our service employees. Workers' compensation is a state-mandated comprehensive insurance program that requires employers to fund medical expenses, lost wages, and other costs that result from work related injuries and illnesses, regardless of fault and without any co-payment by the employee. Unemployment insurance is an insurance tax imposed by both federal and state governments. Our human resources and claims administration departments monitor and review workers' compensation for loss control purposes.

We are the employer of record with respect to flexible industrial staffing services and assume responsibility for most employment regulations, including compliance with workers' compensation and state unemployment laws. As part of our basic services in the flexible staffing market, we conduct a human resources needs analysis for clients and client employees. Based on the results of that review, we recommend basic and additional services that the client should implement.

We provide certain other services to our flexible industrial staffing clients on a fee-for-service basis. These services include screening, recruiting, training, workforce deployment, loss prevention and safety training, pre-employment testing and assessment, background searches, compensation program design, customized personnel management reports, job profiling, description, application, turnover tracking and analysis, drug testing policy administration, affirmative action plans, opinion surveys and follow-up analysis, exit interviews and follow-up analysis, and management development skills workshops.

SALES AND MARKETING

We market our flexible staffing services through a combination of direct sales, telemarketing, trade shows and advertising. We have two full time salesmen.

CLIENTS

Our clients represent a cross-section of the industrial sector, of which no single client represents more than 5% of our total revenues. Although more than 99% of Integra's clients are local and regional companies, Integra's client list does include some national companies. One customer, H. Lee Moffit Medical Clinic, represented 16% of our revenue for the year ended December 31, 2001.

We attempt to maintain diversity within our client base in order to decrease our exposure to downturns or volatility in any particular industry, but we cannot assure you that we will be able to maintain such diversity or decrease our exposure to such volatility. All prospective clients fill out a questionnaire to help us evaluate workers' compensation risk, creditworthiness, unemployment history, and operating stability. Generally, flexible industrial staffing clients do not sign long-term contracts.

Many of our clients are concentrated geographically in western Florida, however we are not dependent on any one customer in any of the markets we serve.

COMPETITION

The flexible staffing market is highly fragmented and characterized by many small providers in addition to several large public companies, including Ablest, Inc., which competes directly with the Company, Spherion, Adecco, S.A., Kelly Services, Inc., Manpower, Inc., and others. There are limited barriers to entry and new competitors frequently enter the market. Although a large percentage of flexible staffing providers are locally operated with fewer than five offices, most of the large public companies have significantly greater marketing, financial and other resources than us. We believe that by focusing primarily on customer service, we enjoy a competitive advantage over many of our competitors that attempt to provide a broader range of staffing services. We also believe that by targeting regional and local companies, rather than the national companies that are generally being pursued by our competitors, we can gain certain competitive advantages.

We believe that several factors contribute to obtaining and retaining clients in the clerical, light industrial and technical support staffing market. These factors include an understanding of clients' specific job requirements, the ability to reliably provide the correct number of employees on time, the ability to monitor job performance, and the ability to offer competitive prices. To attract qualified candidates for flexible employment assignments, companies must offer competitive wages, positive work environments, flexibility of work schedules, an adequate number of available work hours and, in some cases, vacation and holiday pay. We believe we are reasonably competitive in these areas in the markets in which we compete, although we cannot assure you that we will maintain a competitive standing in the future.

INDUSTRY REGULATION

OVERVIEW

As an employer, we are subject to federal, state, and local statutes and regulations governing our relationships with our employees and affecting businesses generally, including employees at client worksites.

We assume the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to our employees. Payroll taxes for the third quarter of 2001 are past due from Integra in the amount of $13,275 at December 31, 2001, and an arrangement has been made with the IRS to pay the liability monthly through May, 2002.

Employee Benefit Plans. We offered various benefit plans to our worksite employees. These plans included a multiple-employer retirement plan, a cafeteria plan, a group health plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, employee benefit plans are subject to provisions of both the Internal Revenue Code and the Employee Retirement Income Security Act of 1974, as amended. In order to qualify for favorable tax treatment under the Code, the benefit plans must be established and maintained by an employer for the exclusive benefit of the employer's employees. An IRS examination may determine that we were not the employer of our worksite employees under Internal Revenue Code provisions applicable to employee benefit plans. If the IRS were to conclude that we were not the employer of our worksite employees for employee benefit plan purposes, those employees would not have qualified to make tax favored contributions to our multiple-employer retirement plans or cafeteria plan. If such conclusion were applied retroactively, employees' vested account balances, could become taxable immediately, we could lose our tax deduction to the extent the contributions were not vested, the plan trust could become a taxable trust and penalties could be assessed. In such a scenario, we could face the risk of potential litigation by some of our clients. As such, we believe that a retroactive application by the IRS of an adverse conclusion could have a material adverse effect on our financial position, results of operations and liquidity.

ERISA also governs employee pension and welfare benefit plans. The United States Supreme Court has held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. If we were found not to be an employer for ERISA purposes, our employee benefit plans would not be subject to ERISA. As a result of such finding, we and our employee benefit plans would not enjoy the preemption of state law provided by ERISA and could be subject to varying state laws and regulations, as well as to claims based upon state common law.

Workers' Compensation

Workers' compensation is a state mandated comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. In exchange for providing workers' compensation coverage for employees, employers are generally immune from any liability for benefits in excess of those provided by the relevant state statutes. In most states, the extensive benefits coverage for both medical costs and lost wages is provided through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds, self-insurance funds or, if permitted by the state, employer self insurance. Workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. In Florida, for instance, employers are required to furnish, solely through managed care arrangements, the medically necessary remedial treatment for injured employees.

TRADEMARKS AND SERVICE MARKS

We do not have any registered trade or service marks. It is our intention to develop service marks as appropriate and seek federal registration when possible. We have begun the process of registering the mark "Resolve Staffing(TM)", and, if federal registration is granted, we intend to develop Resolve Staffing as our brand identity.

CORPORATE EMPLOYEES

As of December 31, 2001, we had 40 employees, of whom 37 were employed in our Integra subsidiary as worksite employees and 3 were employed in sales and administrative capacities. We believe that our relationships with our employees are good.

EXPANSION PROGRAM

We plan to acquire competitive temporary staffing firms operating in larger metropolitan cities including Tampa, Florida and surrounding areas. Target companies being sought will have recognized local brands and a network of office locations able to collectively produce positive cash flows. Our principal areas of interest are in the southeast and mid-west market places. We plan to operate acquired companies under their existing brand identities to minimize alienation of the local community by a name change. Where possible, we plan to consolidate administrative and record keeping functions in an effort to improve operating efficiency.

Our acquisition program will be focused on acquiring businesses that have a strong presence in the office administration, data processing, network administration, and technical production support market segments within the staffing industry. We believe that our expertise and service regimes, once integrated into operating procedures of the acquired companies, will allow these businesses to be more competitive and attractive to staffing service consumers in these critical market segments.

In addition, we plan to acquire or develop platform entry business in the emerging Professional Employer Organization ("PEO") industry. PEO's provide their clients with a range of services consisting of payroll administration, benefits administration, unemployment services and human resources consulting services. PEO's become co-employers with their clients as to the clients worksite employees, with employment related liabilities contractually allocated between the PEO's and their clients. While PEO co-employment relationships raise questions concerning the employer/employee relations under tax and welfare benefit laws, we believe that offering these services to our clients will create revenue growth potential.

ITEM 2.  DESCRIPTION OF PROPERTY

Our executive offices consist of 2,000 square feet of office space, without rent, at a facility provided by A. Gale Porter, our President, Chief Operating Officer and a director.

Integra occupies approximately 1,540 square feet of office space pursuant to a three-year lease expiring October 30, 2002. The space, together with the executive offices provided by Mr. Porter, has been adequate for our present level of operations. We will require additional facilities in which to centralize our accounting, training, human resource, risk management and executive work activities, and efforts to secure such space in East Tampa, Florida are underway. We will require larger scale data processing and network communication capabilities in order to facilitate the assimilation of acquired companies into our methods of operating and accounting standards, and to provide customers state-of-the-art service and support.

ITEM 3.  LEGAL PROCEEDINGS

We may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of our business. We are not currently involved in any such litigation that we believe could have a materially adverse effect on our reported financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 10, 2001, Work Holdings, LLC, the holder of approximately 97% of our outstanding common stock on that date, consented to the taking of the following actions:

         o An amendment and restatement of our Articles of Incorporation which (a) changed the name of the company to "Columbialum Staffing, Inc."; (b) increased the number of shares of Common Stock the Company is authorized to issue from 20,000,000 to 50,000,000; (c) increased the number of shares of Preferred Stock the Company is authorized to issue from 2,000,000 to 10,000,000; (d) changed the par value of the Common Stock from $.001 to $.0001; and (e) changed the par value of the Preferred Stock from $.001 to $.0001.

         o        The adoption of our 2001 Equity Incentive Plan.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

MARKET INFORMATION

Our securities do not currently, and have not in the past, traded on any active or liquid public market. Thus, there is currently no market for our securities and there can be no assurance that a trading market will develop or, if one develops, that it will continue. We plan to assist brokers in quoting our shares of common stock on the Nasdaq OTC Bulletin Board, although we cannot assure you that any brokers will make a market in our shares

NUMBER OF SHAREHOLDERS

The number of shareholders of record of our Common Stock as of the close of business on March 15, 2002 was 17.

DIVIDEND POLICY

To date, we has declared no cash dividends on its Common Stock, and we do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operation of our business.

RECENT SALES OF UNREGISTERED SECURITIES

On November 16, 2001, we issued an aggregate of $7,300 principal amount of 5% convertible subordinated debentures due December 31, 2002 to 26 individuals and entities, each of whom were accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The transaction was made directly by our officers and directors without a placement agent. The debentures are convertible into restricted shares of our Common Stock for $.001 per share that may result in the issuance of up to 7,300,000 shares.

On December 6, 2001, we issued an aggregate of $11,150 of 6% convertible subordinated debentures due June 30, 2003 to 104 accredited and 32 non-accredited investors pursuant to Rule 506 of Regulation D under the Securities Act. No placement agent was employed for this offering. The debentures are convertible into restricted shares of our Common Stock for $.10 per share that may result in the issuance of up to 111,500 shares.

On December 10, 2001, we issued 1,500,000 shares of our restricted Common Stock to five individuals in exchange for all of the outstanding capital stock of Integra, which exchange was exempt under Section 4(2) of the Securities Act.

On January 21, 2002, we issued 100,000 shares of our restricted Common Stock to Apogee Business Consultants, LLC pursuant to our consulting agreement with them. The shares were issued pursuant to Section 4(2) of the Securities Act.

In March 2002 we issued $100,000 principal amount of 18% Subordinated Convertible Notes due October 1, 2002. The due date of the Notes may be extended for up to an additional six months and are convertible into shares of Common Stock for $2.00 per share.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

GENERAL OVERVIEW

Our activities since inception were limited to organizational matters, and did not have operating activity until we acquired Integra in November, 2001.

We registered our Common Stock on a Form 10SB Registration Statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We file periodic reports under Rule 13(a) of the Exchange Act with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

RISK FACTORS

This report contains forward-looking statements that may be affected by risks and uncertainties that are outside of our control. Our actual operating results could differ materially as a result of certain factors, including those set forth below or described in other parts of this report.

We have a limited operating history of less than two years, making it difficult to evaluate our future prospects

We were incorporated in April 1998, and through Integra, have only been engaged in the staffing business since August 1999. We have a limited operating history upon which an investor may evaluate our business and prospects. Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in rapidly evolving markets, such as staff services in general and those catering to small to medium businesses in particular. We may not successfully address any of these risks. If we do not successfully address these risks, our business will be seriously harmed.

We have incurred losses in each quarter since inception, and we expect to incur significant operating losses for the foreseeable future

We have incurred net losses from operations in each quarter since inception and, as of December 31, 2001, had an accumulated deficit of $407,403. We expect to continue to incur losses for the foreseeable future. We expect to significantly increase our operating expenses in the near future as we attempt to build our brand, expand our customer base, and make acquisitions. To become profitable, we must substantially increase revenue and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability.

If we lost our new working capital funding source, we would be unable to pay our employees on a daily basis or comply with the funding requirements of our workers' compensation policies

We pay our flexible staffing employees on a daily or weekly basis. However, on average, we receive payment for these services from our customers 30 to 45 days after the date of invoice. As we establish or acquire new offices, or as we expand existing offices, we will have increasing requirements for cash to fund these payroll obligations. Our primary sources of working capital funds for payroll-related and workers' compensation expenditures have come from shareholder loans and other short-term loans. We are seeking a revolving facility with a financial factor. If outside financing sources are not available, or we are unable to secure financing on acceptable terms, our business, financial condition, results of operations, and liquidity would be materially adversely affected.

We may have significant amortization charges associated with acquisitions that will increase our losses or reduce our earnings in the future

Our business plan includes the acquisition of several staffing businesses that may result in significant increases in goodwill and other intangible assets. Goodwill is the excess of cost over the fair value of net assets of a business acquired. Goodwill and other intangible assets may include territory rights, customer lists, employee lists, and covenants not to compete acquired in the acquisitions. Net identifiable intangible assets are recorded at fair value on the date of acquisition. In 2002, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we would be required to perform an annual impairment review of all our goodwill and other intangible assets. If it is determined that the value of these intangible assets have been impaired, we will required to write down the value of the intangible assets, as opposed to amortizing the intangible assets over periods ranging from one to 40 years, as previously allowed. We cannot assure you that we will ever realize the value of the intangible assets we may acquire, or to what extent those intangible assets may be impaired. On an ongoing basis, we will make an evaluation based on projected discounted cash flows at least annually, and at closer intervals if events and circumstances indicate that the carrying value of intangible assets may no longer be recoverable, in which case an additional charge to earnings may be necessary. Any amount of goodwill expensed as an impairment of value will increase our losses or reduce our earnings. Any future determination requiring the write off of a significant portion of the carrying valued of our intangible assets could have a material adverse effect on our financial condition and results of operations.

Although we have not entered into an agreement for any acquisitions, we plan to seek out suitable candidates. Should we enter into any acquisition agreements in the future, the resulting amortization of goodwill and other intangible assets over the expected life of those assets would reduce our operating income accordingly.

We are subject to government regulations and any change in these regulations, or the possible retroactive application of these regulations, could adversely affect our business

As an employer, we are subject to all federal, state, and local statutes and regulations governing our relationships with our employees and affecting businesses generally, including our employees assigned to work at client company locations (sometimes referred to as worksite employees). We intend to provide services as a PEO. PEO's provide their clients with a range of services consisting of payroll administration, benefits administration, unemployment services, and human resources consulting services. PEO's become co-employers with their clients as to the clients' worksite employees, with employment-related liabilities contractually allocated between the PEO's and their clients. We may be subject to certain federal and state laws related to PEO services. Because many of these laws were enacted before the development of alternative employment arrangements, such as those provided by PEOs and other staffing businesses, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. Interpretive issues concerning these relationships have arisen and remain unsettled. Uncertainties arising under the Internal Revenue Code of 1986, as amended, include, but are not limited to, the qualified tax status and favorable tax status of certain benefit plans we and other alternative employers provide. The unfavorable resolution of these unsettled issues could have a material adverse effect on our results of operations, financial condition, and liquidity. In addition, the Internal Revenue Service has formed an examination division, market segment specialization program, to examine PEOs throughout the United States.

Our employee related costs are significant, and if increased and we are unable to pass these costs on to our customers, could adversely affect our profitability

We are required to pay a number of federal, state, and local payroll taxes and related payroll costs, including unemployment taxes, workers' compensation insurance premiums and claims, Social Security, and Medicare, among others, for our employees. We also incur costs related to providing additional benefits to our employees, such as insurance premiums for health care. Health insurance premiums, unemployment taxes and workers' compensation insurance premiums and costs are significant to our operating results, and are determined, in part, by our claims experience. We attempt to increase fees charged to our customers to offset any increase in these costs, but we may be unable to do so. If the federal or state legislatures adopt laws specifying additional benefits for temporary workers, demand for our services may be adversely affected. In addition, workers' compensation expenses are based on our actual claims experiences in each state and our actual aggregate workers' compensation costs may exceed estimates.

We may be exposed to employment related claims and costs that could materially adversely affect our business

Temporary staffing companies such as ours, employ people in the workplace of their customers. This creates a risk of potential litigation based on claims by customers of employee misconduct or negligence, claims by employees of discrimination or harassment, including claims relating to actions of our customers, claims related to the inadvertent employment of illegal aliens or unlicensed personnel, payment of workers' compensation claims and other similar claims. We may be held responsible for the actions at a job site of workers not under our direct control.

We experience intense competition in our industry which could limit our ability to maintain or increase our market share or profitability

The flexible staffing market is highly fragmented and highly competitive, with limited barriers to entry. Several very large full-service and specialized temporary labor companies, as well as small local and regional operations, compete with us in the flexible staffing industry. Competition in the staffing market is intense, and both competitors and customers create price pressure. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase our market share or profitability.

If we were unable to recruit and retain our key office managers and field personnel, and our officers and directors our results of operations would be adversely affected

We rely heavily on the performance and productivity of our office managers and will rely on field personnel who will manage the operation of the recruiting and dispatch offices, including recruitment and daily dispatch of temporary workers, marketing and providing quality customer service. The loss of our key managers and the failure to recruit field personnel may jeopardize existing customer relationships with businesses that continue to use our staffing services based upon our past relationships with these managers.

Additionally, we rely on the services of R. Gale Porter, our President, Chief Operating Officer and Director, and those of Cristino L. Perez, our Chief Operating Officer, Secretary, Treasurer and Director. Both Mr. Porter and Mr. Perez began providing substantial services to us starting January 2002, and we rely on them to continue to provide services in the future. The loss of Mr. Porter or Mr. Perez may disrupt our current operations and may require that we recruit individuals of similar background and experience. It is uncertain whether we could attract individuals with the level of experience necessary to manage our operations, and if so, it is uncertain whether we would have the resources available to provide them with adequate compensation for their services.

Our business would suffer if we could not attract temporary workers to fill the jobs we offer

We compete with other temporary personnel companies to meet our customer's needs. We must continually attract reliable temporary workers to fill positions and may from time to time experience shortages of available temporary workers. During periods of increased economic activity and low unemployment, the competition among temporary staffing firms for qualified personnel increases. Many regions in which we operate are experiencing historically low rates of unemployment and we have experienced, and may continue to experience, significant difficulties in hiring and retaining sufficient number of qualified personnel to satisfy the needs of our customers. Also, we may face increased competitive pricing pressures during these periods of low unemployment rates.

Any significant economic downturn could result in businesses using fewer temporary employees, which could materially adversely affect us

Historically, the general level of economic activity has significantly affected the demand for temporary personnel. When economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many companies reduce their use of temporary employees before laying off full-time employees. In addition, we may experience more competitive pressure to lower the prices we charge our clients during periods of economic downturn. Fluctuations and interruptions in the business of our clients may also reduce demand for temporary employees. Therefore, any significant economic downturn could have a material adverse impact on our financial condition and results of operations.

We will require significant additional capital in the future, which may not be available on suitable terms, or at all

The expansion and development of our business will require significant additional capital, which we may be unable to obtain on suitable terms, or at all. If we are unable to obtain adequate funding on suitable terms, or at all, we may have to delay, reduce, or eliminate some or all of our advertising, marketing, acquisition activity, general operations or any other initiatives. We will require substantial additional funds to carry out and expand our planned staffing activities. During the next 12 months, we expect to meet our cash requirements with existing cash, cash equivalents bank financing, and the proceeds of future private placements of our securities. If we issue convertible debt or equity securities to raise additional funds, our existing stockholders will be diluted.

We have risks associated with potential acquisitions or investments

Since we were founded, we have significantly expanded through acquisitions. In the future, we plan to pursue additional acquisitions. We will do this to:

         o        recruit well-trained, high-quality professionals,
         o        expand our service offerings,
         o        gain additional industry expertise,
         o        broaden our client base, and
         o        expand our geographic presence.

We may not be able to successfully integrate businesses which we may acquire in the future without substantial expense, delays, or other operational or financial problems. We may not be able to identify, acquire, or profitably manage additional businesses. We may also require debt or equity financing for future acquisitions that may not be available on terms favorable to us, if at all.

         Also, acquisitions may involve a number of risks, including:

         o        diversion of management's attention,
         o        failure to retain key personnel,
         o        failure to retain existing clients,
         o        unanticipated events or circumstances,
         o        legal liabilities, and
         o        amortization of acquired intangible assets.

We cannot assure you that client satisfaction or performance problems at a single acquired firm will not have a material adverse impact on our reputation as a whole. Further, we cannot assure you that our recent or future acquired businesses will generate anticipated revenues or earnings.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through short-term credit facilities and from the sale of convertible debentures. On November 16, 2001, we issued an aggregate of $7,300 principal amount of 5% convertible subordinated debentures due December 31, 2002 to 18 individuals and entities, each of whom were accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The transaction was made directly by the officers and directors of the Company without a placement agent. The debentures are convertible into restricted shares of our Common Stock for $.001 per share and may result in the issuance of up to 7,300,000 shares.

On December 6, 2001, we issued an aggregate of $11,150 of 6% convertible subordinated debentures due June 30, 2003 to 104 accredited and 32 non-accredited investors pursuant to Rule 506 of Regulation D under the Securities Act. No placement agent was employed for this offering. The debentures are convertible into restricted shares of our Common Stock for $.10 per share and may result in the issuance of up to 111,500 shares.

In March 2002, we authorized the issue and sale of 18% Subordinated Convertible Note due October 1, 2002 in the aggregate principal amount of not more than U.S. $250,000. We would have the option of extending the maturity date for up to two successive three months periods ending January 1, 2003 and April 1, 2003. At the option of the holder, the principal amount of the notes, in whole or in part, are convertible into our restricted Common Stock at $2 per share that may result in the issuance of up to 125,000 shares. As of March 24, 2002, we have received $100,000 proceeds from two such notes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are more fully described in Note A to our financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

         o Revenue cost recognition: We record our service revenues from our customers at the time our temporary employees perform services on customer assignments. We record revenues from permanent placement at the time the customer agrees to hire a candidate we supply to them. Consistent with industry practice, we are at risk for all employee salaries and wages, employment-related taxes, workers compensation insurance and other benefits we provide to the employee, whether or not we are able to collect our accounts receivable from our customers.

         o Allowance for uncollectible accounts receivable: We estimate and provide an allowance for uncollectible accounts receivable based on analysis and age of our open accounts, our experience with the particular customer, our own historical experience with bad debts, as well as other information obtained from outside sources.

         o Workers compensation insurance: The cost of our workers compensation insurance is based on premiums determined by our insurance carrier for the particular type of service our employees provide to our customers, modified by a factor computed based on our claims history. A deterioration in our claims experience would result in increased insurance costs for future salary and wages base. Although we attempt to estimate our future liability, often it is the result of unanticipated claims for work related injuries.

         o Long-lived assets: We depreciate property and equipment over the respective asset's estimated useful life. We determine the useful lives of each asset based of how long we determine the asset will generate revenue or has a useful economic life. We review the remaining useful life of the assets annually to ascertain that our estimate is still valid. If we determine the useful lives has materially changed, we either change the useful life of the assets or in some cases, may write the asset if we determined the asset has exhausted its useful life.

         o Income taxes: As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involved estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of specific items, such as depreciation, allowance for uncollectible accounts receivable and others. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the allowance in a period, we must include an expense within the tax provision in the statement of operations. We recorded a valuation allowance of $112,600 as of December 31, 2001 due to uncertainties relating to our ability to utilize some of our deferred tax assets, consisting primarily of net operating losses carried forward to the period over which they could be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

COMPARISON OF OPERATION FOR YEAR ENDED DECEMBER 31, 2001 (CONSOLIDATED) TO YEAR ENDED DECEMBER 31, 2000

Prior to our acquisition of Integra in December 2001 and its staffing business which is the core of our business at the present time, we were considered a "blank check" or "shell" without operations, no revenues and nominal administrative expenses, therefore the following comparisons relate substantially to the historical operations of Integra, our wholly owned subsidiary.

Revenues for years ended December 31, 2001 to 2000 decreased to $471,821 from $556,267 or a 15% decrease, due primarily to the Integra's previous management inability to provide adequate funding and secondly to the slowdown of business activity after the 9/11 disaster.

For the years December 31, 2001 and 2000 the major categories of expenses, as a percent of revenue were as follows:

                                            2001                  2000
                                       ----------------     ------------------
Legal & professional                           11%                     1%
Advertising & promotion                         5%                     6%
Salaries and benefits                          42%                    34%
Payroll taxes                                   2%                     2%
Penalties                                       4%                     -%
Rent & leases                                   5%                     4%
Travel & entertainment                          2%                     2%
Administrative expenses                        10%                     7%


Legal & professional expense increased from $6.894 in 2000 to $52,621 in 2001, reflecting the increased legal costs associated with acquisition of Integra, as well as costs associated with an outside consultant engaged to assist our management with (a) the requirements for such acquisition, (b) the increased level of compliance associated with the change of control, (c) restructuring our common and preferred stock, and (d) assistance and coordination with our stock transfer agent. The six-month agreement with this consultant expires March 31, 2002.

Advertising and promotion expense decreased from $32,504 in 2000 to $21,710 in 2001, reflecting a decreased level of operations and in order to conserve resources.

Salaries and benefits increased from $187,715 in 2000 to $197,304 in 2001, reflecting the hiring of an additional salesperson in an attempt to boost revenues. Related payroll taxes remained constant as they relate to salaries.

Payroll tax penalties increased from $659 in 2000 to $19,638 in 2001, reflecting Integra's inability to secure financing in order to properly fund its operations. Since that time the shareholders were able to properly fund the operations, and therefore this cost is not expected to recur.

Rent & leases expense increased from $19,727 in 2000 to $22,626 in 2001, reflecting the temporary leasing of second operational office. The second location was closed before the end of 2001.

Travel & entertainment increased from $9,356 in 2000 to $10,071 in 2001, but remained substantially constant as a percent of revenues.

Administrative expenses increase from $38,776 in 2000 to $48,551 in 2001 for a 3% increase related to revenues. The major components of administrative expenses for year 2001 and 2000 were as follows: auto expense $5,075 and $0 reflecting the prior management auto allowance; bank charges $3,937 and $1,295 reflecting lower bank balance plus fees for non-sufficient funds; telephone expense $8,511 and $7,179 reflecting the operations of the second operational office; depreciation expense $4,473 and $3,104 reflecting the increase assets to support two locations.

INFLATION

Management believes that inflation has not had a material effect on our results of operations.

ITEM 7.  FINANCIAL STATEMENTS

                                                                           Page

Independent Auditor's Report                                                F-1

Financial Statements -

         Balance sheets as of December 31, 2001 (consolidated)
           and 2000                                                         F-2

         Statements of operations for the years ended December 31, 2001
           (consolidated) and 2000                                          F-3

         Statements of cash flows for the years ended December 31, 2001
           (consolidated) and 2000                                          F-4

         Statements of stockholders' equity for the years ended
           December 31, 2001 (consolidated) and 2000                        F-5

Notes to Financial Statements                                               F-6

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Columbialum Staffing, Inc.
Tampa, Florida

I have audited the accompanying balance sheets of Columbialum Staffing, Inc. (formerly Columbialum, Ltd.) as of December 31, 2001 (consolidated) and 2000, and the related statements of operations, cash flows and stockholders' equity for the years ended December 31, 2001 (consolidated) and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

I conducted the audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Columbialum Staffing, Inc. at December 31, 2001 (consolidated) and 2000, and the result of its operations, its cash flows and stockholders' equity for the years ended December 31, 2001 (consolidated) and 2000 in conformity with accounting principles generally accepted in the United States of America.


/S/ TIMOTHY M.GRIFFITHS, CPA

TIMOTHY M. GRIFFITHS, CPA
Tampa, Florida
March 6,  2002, except for Note P,
  which is as of March 24, 2002

                                                  COLUMBIALUM STAFFING, INC.
                                                         BALANCE SHEETS
                                                   DECEMBER 31, 2001 AND 2000


                                                                                      (Consolidated)
                    ASSETS                                                                 2001                    2000
                                                                                   ---------------------    -------------------
CURRENT ASSETS
    Cash                                                                            $            19,467      $          19,697
    Accounts receivable, net of allowance
      for bad debts                                                                              30,069                 58,051
    Prepaid and other assets                                                                      8,317                  2,616
                                                                                   ---------------------    -------------------
        Total current assets                                                                     57,853                 80,364
                                                                                   ---------------------    -------------------

PROPERTY AND EQUIPMENT
    Property and equipment                                                                       28,382                 11,736
    Less: Accumulated depreciation                                                                8,202                  3,729
                                                                                   ---------------------    -------------------
        Net property and equipment                                                               20,180                  8,007
                                                                                   ---------------------    -------------------

                  TOTAL ASSETS                                                      $            78,083      $           8,371
                                                                                   =====================    ===================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                                $            23,698      $           6,530
    Accrued payroll taxes                                                                        17,171                 66,630
    Accrued salaries                                                                                  -                  9,985
    Debentures payable                                                                           18,450                      -
    Customer deposits                                                                                 -                  8,558
    Other current liabilities                                                                       642                  1.924
                                                                                   ---------------------    -------------------

        Total current liabilities                                                                59,961                 93,627
                                                                                   ---------------------    -------------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.0001 par value, 50,000,000
      shares authorized, issued and outstanding: 2001
      - 2,500,000 shares; 2000 - 1,125,000 shares (restated)                                      2,500                  1,125
    Paid-in capital                                                                             422,975                106,375
    Retained earnings (deficit)                                                                (407,403)              (112,756)
                                                                                   ---------------------    -------------------
             Total stockholders' equity (deficit)                                                18,072                 (5,256)
                                                                                   ---------------------    -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                $            78,033      $          88,371
                                                                                   =====================    ===================

          Read independent auditor's report. The accompanying notes are an integral part of these financial statements.

                                                    COLUMBILUM STAFFING, INC.
                                                    STATEMENTS OF OPERATIONS
                                         FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                     (Consolidated)
                                                                                          2001                     2000
                                                                                  ----------------------    --------------------
SERVICE REVENUES                                                                    $           471,821      $          556,267

DIRECT COST OF SERVICES                                                                         359,742                 351,263
                                                                                  ----------------------    --------------------

GROSS MARGIN                                                                                    112,079                 205,004

OPERATING EXPENSES
     Legal & professional fees                                                                   52,621                   6,894
     Advertising/Promotion                                                                       21,710                  32,504
     Salaries and benefits                                                                      197,304                 187,715
     Payroll taxes                                                                                7,808                   8,435
     Penalties                                                                                   19,638                     659
     Rent & leases                                                                               22,626                  19,727
     Travel & entertainment                                                                      10,071                   9,356
     Administrative expenses                                                                     48,551                  38,776
                                                                                  ----------------------    --------------------
           Total operating expenses                                                             380,329                 304,066
                                                                                  ----------------------    --------------------

 LOSS FROM OPERATIONS                                                                          (268,250)                (99,062)

OTHER INCOME (EXPENSES)
      Interest and other income                                                                     326                     181
      Interest expense                                                                          (21,598)                   (226)
                                                                                  ----------------------    --------------------
          Net other income (expenses)                                                           (21,272)                    (45)
                                                                                  ----------------------    --------------------

NET INCOME (LOSS)                                                                  $           (289,522)     $          (99,107)
                                                                                  ======================    ====================

LOSS PER SHARE
     Basic                                                                         $               (.12)     $             (.09)
                                                                                  ======================    ====================

     Fully diluted                                                                 $               (.03)     $             (.01)
                                                                                  ======================    ====================

AVERAGE NUMBER OF SHARES OUTSTANDING
     Basic                                                                                    2,500,000               1,125,000
                                                                                  ======================    ====================

     Fully diluted                                                                            9,911,500               8,536,000
                                                                                  ======================    ====================

          Read independent auditor's report. The accompanying notes are an integral part of these financial statements.

                                                   COLUMBIALUM STAFFING, INC.
                                                    STATEMENTS OF CASH FLOWS
                                            FOR YEAR ENDED DECEMBER 31, 2001 AND 2000

                                                                                   (Consolidated)
                                                                                        2001                      2000
                                                                                ---------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                     $          (289,522)      $           (99,107)
    Adjustments to reconcile net loss to cash   used in
    operating activities:
        Depreciation                                                                           4,473                     3,104
        Allowance for bad debt                                                                     -                     1,800
        Contribution of assets                                                                (7,825)                        -
        Conversion of equity to capital                                                       (5,125)                        -
    Decrease (increase) in current assets:
        Accounts receivable                                                                   27,982                   (59,851)
        Prepaid and other assets                                                              (5,701)                   (2,084)
    Increase (decrease) in current liabilities:
        Accounts payable                                                                      17,168                     6,530
        Payroll tax accruals                                                                 (49,459)                   65,988
        Salary accrual                                                                        (9,985)                    9,885
        Customer deposits                                                                     (8,558)                    8,558
        Other current liabilities                                                             (1,282)                   (1,282)
                                                                                ---------------------     ---------------------
           Total adjustments                                                                 (38,312)                   32,648
                                                                                ---------------------     ---------------------

    Net cash (used) by operating activities                                                 (327,834)                  (66,459)
                                                                                ---------------------     ---------------------

CASH FLOWS FROM INVESTING
ACTIVITIES
    Purchase of property and equipment                                                        (8,821)                   (2,212)
                                                                                ---------------------     ---------------------
    Net cash (used) by investing activities                                                   (8,821)                   (2,212)
                                                                                ---------------------     ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of capital stock, net of redemption                                                317,975                    74,992
     Proceeds from convertible debentures                                                     18,450                         -
     Loan from stockholder, net                                                                    -                   (19,321)
     Capital contribution                                                                          -                    32,500
                                                                                ---------------------     ---------------------
     Net cash provided by financing activities                                               336,425                    88,171
                                                                                ---------------------     ---------------------

 NET INCREASE (DECREASE) IN CASH                                                                (230)                   19,500

CASH, BEGINNING OF THE YEAR                                                                   19,697                       197
                                                                                ---------------------     ---------------------

CASH, END OF THE YEAR                                                            $            19,467       $            19,697
                                                                                =====================     =====================

          Read independent auditor's report. The accompanying notes are an integral part of these financial statements.

                                                   COLUMBIALUM STAFFING, INC.
                                               STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                          COMMON STOCK                 PAID-IN              RETAINED
                                    SHARES            AMOUNT            CAPITAL              DEFICIT              TOTAL
                                ---------------     ------------     -------------      ----------------      -------------
BALANCE,
 DECEMBER 31, 1999                   1,000,000       $    1,000       $         -        $       (1,520)       $     (520)

Recapitalization of public
 company for integra merger            125,000              125           106,375              (107,631)           (1,131)

Net loss for the year                        -                -                 -                (3,605)           (3,605)
                                ---------------     ------------     -------------      ----------------      -------------
BALANCE,
 DECEMBER 31, 2000 (Restated)        1,125,000            1,125           106,375              (112,756)           (5,256)


Recapitalization of public
  company for Integra merger         1,375,000            1,375           316,600                (5,125)          312,850

Net loss during period                       -                -                 -              (289,522)         (289,522)
                                ---------------     ------------     -------------      ----------------      -------------
BALANCE,
 DECEMBER 31, 2001                   2,500,000       $    2,500       $   422,975        $     (407,403)       $   18,072
                                ===============     ============     =============      ================      =============

          Read independent auditor's report. The accompanying notes are an integral part of these financial statements.

                           COLUMBIALUM STAFFING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Columbialum Staffing, Inc., ("Columbialum") is presented to assist in understanding Columbialum's financial statements. The financial statements and notes are the representation of Columbialum's management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America consistently applied in the preparation of the financial statements.

Nature of Operations

Columbialum Staffing, Inc., formerly Columbialum, Ltd., was organized under the laws of the State of Nevada on April 9, 1998. Integra Staffing, Inc., was organized under the laws of the State of Florida corporation, was organized on August 16, 1999 (collectively referred to as "Columbialum").

Columbialum, Ltd. was in the development stage until its merger with Integra Staffing, Inc. on December 10, 2001.

Integra Staffing, Inc. (Integra) is a temporary staffing company. Integra's strategy has been to provide efficient and affordable solutions to its customers' employment and labor force needs.

Reverse Merger Method of Accounting

Following the acquisition, the former management of Integra became the management of Columbialum and the former stockholders of Integra were issued approximately 60% of the outstanding shares of Columbialum's $0.001 par value common stock. In accordance with accounting principles generally accepted in the United States of America, Columbialum's acquisition of Integra has been accounted for as a reverse merger. As a result, Integra has been treated as the acquiring entity and Columbialum has been treated as the acquired entity for accounting purposes. The historical financial statements of Integra have become the historical financial statements of Columbialum in connection with the acquisition. Similarly, the historical equity and retained deficit of Integra prior to the acquisition have been retroactively restated for the equivalent number of shares issued in connection with the acquisition. The balance sheet reflects the financial position of Columbialum at December 31, 2001. The related statements of operations, cash flow and stockholders' equity reflect the operations of Columbialum for the year ended December 31, 2001.

Principles of Consolidation

The consolidated financial statements include the accounts of Columbialum Staffing, Inc. (formerly Columbialum, Ltd.) and its wholly owned subsidiary Integra Staffing, Inc. All significant intercompany accounts and transactions have been eliminated.

Basis of Accounting

Columbialum maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for matching of revenues and expenses.

                       Read independent auditor's report.

                           COLUMBIALUM STAFFING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue and Cost Recognition

Service revenues generated from employees on customer assignments to its clients, under client service agreements, are recognized as income at the time service is provided, while service revenues generated from permanent placement services are recognized at the time the customer agrees to hire a candidate supplied by the Company. In consideration for payment of such service fees, Columbialum agrees to pay the following direct costs associated with the worksite employees: (a) salaries and wages, (b) employment-related taxes and (c) workers' compensation insurance premiums. These costs are recorded on the accrual accounting of accounting.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Columbialum considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially expose Columbialum to concentrations of credit risk, as defined by FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial
Instruments with Concentration of Credit Risk, consist principally of trade receivables.

Columbialum's trade accounts receivable result from the sale of its services with customers based in West Central Florida, and consist primarily of private companies. In order to minimize the risk of loss from these private companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Allowances for potential credit losses are maintained, when realized, have been within management's expectations.

The Company is obligated to pay the salaries, wages and related benefit costs and payroll taxes of worksite employees. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

Columbialum estimates that the fair value of all financial instruments at December 31, 2001 and 2000 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

Property and Equipment

Property and equipment are recorded at historical cost and include expenditures, which substantially increase the useful lives of existing property, plant and equipment. Maintenance and repairs are charged to operations when incurred.

                        Read independent auditor's report

                           COLUMBIALUM STAFFING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Depreciation of property and equipment is computed primarily using the straight-line method based on estimated useful lives (furniture and fixtures, 6 to 7 years, office equipment 5 to 7 years, and computers and software, 3 to 5 years). Depreciation for income tax purposes is computed principally using straight line method and lives.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company provides for workers' compensation, health care insurance and unemployment taxes related to its employees. A deterioration in claims experience could result in increased costs to the Company in the future. The Company records an estimate of any existing liabilities under these programs at each balance sheet date. The Company's future costs could also increase if there are any material changes in government regulations related to employment law or employee benefits.

Advertising Costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.

Income Taxes

Columbialum records its federal and state income tax liability in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". Deferred taxes payable are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes, using current tax rates. Deferred tax asset is the expected benefit of a net operating loss carryover and general business credits that are available to offset future income taxes.

Loss Per Share

Columbialum records basic and fully diluted loss per share in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share". Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings (loss) of the entity.

                       Read independent auditor's report.

                           COLUMBIALUM STAFFING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Dividend Policy

Columbialum has not yet adopted a policy regarding payment of dividends.

Fiscal Year

Columbialum has elected December 31 as its fiscal year end.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.


NOTE B - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2001 and 2000 is summarized as follows:

                                            2001                 2000
                                        ---------------     ---------------
Computer software                       $        5,590      $        2,197
Computers                                        6,187               2,827
Furniture and fixtures                           5,079               2,500
Office equipment                                11,576               4,212
                                        ---------------     ---------------
                                                28,382              11,736
Less accumulated depreciation                   (8,203)             (3,729)
                                        ---------------     ---------------
     Net property and equipment          $      20,179      $        8,007
                                        ===============     ===============


Depreciation expense for the years ended December 31, 2001 and 2000 was $4,473 and $3,104, respectively.


NOTE C - CONVERTIBLE DEBENTURES PAYABLE

On November 16, 2001, Columbialum borrowed $7,300 from an former shareholders of Integra and unrelated individuals secured by a 5% convertible debenture due December 31, 2002. The debenture is convertible into Columbialum's $0.001 par value common stock at $0.001 per share through the debenture's maturity date.

On December 6, 2001, Columbialum borrowed $11,150 from an unrelated individuals secured by a 6% convertible debenture due June 30, 2003. The debenture is convertible into Columbialum's $0.001 par value common stock at $0.10 per share through the debenture's maturity date.

                       Read independent auditor's report.

                           COLUMBIALUM STAFFING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE D - AMENDMENT OF ARTICLES OF INCORPORATION

During the year ended December 31, 2001, Columbialum approved an amendment its articles of incorporation to (a) change the name of the company from Columbialum, Ltd. to Columbialum Staffing, Inc.; (b) reduce the par value of its common stock and preferred stock from $0.01 to $0.001; (d) increase the number of common shares Columbialum is authorized to issue from 20,000,000 to 50,000,000; and (e) increase the number of preferred shares Columbialum is authorized to issue from 2,000,000 to 10,000,000 shares.

NOTE E - INCOME TAXES

From its inception through December 31, 2001, Columbialum has an accumulated loss of $402,278 , which can be used to offset future income through 2014

For income tax purposes Columbialum has a net operating loss carryover of $402,278 which can be used to offset future Federal and state taxable income through 2016 as indicated below

           Year ended December 31,                    Losses
                                                    ---------------
                      2014                          $       13,649
                      2015                                  99,107
                      2016                                 289,522
                                                    ---------------
                     Total                          $      402,278
                                                    ===============

The potential tax benefit of these losses and credits is estimated as follows:

               Future tax benefit                   $      112,600
               Valuation allowance                        (112,600)
                                                    ---------------
               Future tax benefit                   $            -
                                                    ===============

At December 31, 2001 and 2000, no deferred tax assets or liabilities were recorded in the accompanying financial statements.

NOTE F - LOSS PER SHARE

Columbialum has reported basic loss per share based on the weighted average number of shares outstanding for the period, and has reported fully diluted loss per share including the 7,411,000 reserved for the conversion of the 5% and 6% convertible debentures dated November 16,2001 and December 6, 2001, respectively.

NOTE G - EQUITY INCENTIVE PLAN

During the year ended December 31, 2001, Columbialum adopted a 2001 Equity Incentive Plan ("Incentive Plan") for the benefit of key employees (including officers and employee directors) and consultants of Columbialum and its affiliates. The Incentive Plan is intended to provide those persons who have substantial responsibility for the management and growth of Columbialum with additional incentives and an opportunity to obtain or increase their proprietary interest in Columbialum, encouraging them to continue in the employ of Columbialum.

                       Read independent auditor's report.

                           COLUMBIALUM STAFFING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE H - COMMITMENTS AND CONTINGENCIES

Operating Leases

Currently, Columbialum leases its operating office space on a 3 year lease through October 31, 2003, at the current rate of approximately $1,618 per month. The lease includes an escalation clause and allocation of common area maintenance costs. During the current year, Columbialum terminated a lease previously assumed on a second location. The president of Columbialum provides executive office space to the company until such time as Columbialum raises sufficient funds for an adequate level of operations.

The future maturities of minimum lease payments under these leases are as follows:

               Year ended December 31,                Amount
                                                   ---------------
                          2002                     $       21,334
                          2003                             18,920
                    Thereafter                                  0
                                                   ---------------
                         Total                     $       30,254
                                                   ===============

NOTE I - MERGER AND CHANGE OF MANAGEMENT

On September 27, 2001, the shareholders of Columbialum entered into a Securities Exchange Agreement, as amended, to exchange 100% of the issued and outstanding common stock of Integra Staffing, Inc., ("Integra") for an aggregate of 1,500,000 shares (post reverse split) of Columbialum's $0.001 par value common stock.

The effective date of the transaction was December 10, 2001. On the effective date of the transaction, the former shareholders of Integra owned approximately 60% of the outstanding stock of Columbialum. The transaction was recorded as a reverse merger. In connection with the transaction, a related party contributed $6,400 due to him by Columbialum to paid-in capital.

On the effective date of the transaction, Rene Morissette, the former President, Treasurer, Secretary and sole Director of Columbialum resigned, and Charles Lincoln, CEO and Director of Integra became CEO and Chairman of Columbialum. Additionally, R. Gale Porter, former President and Director of Integra became President of Columbialum, and Cristino L. Perez, former Secretary, Treasurer and Director of Integra became Secretary and Treasurer of Columbialum.

NOTE J -  CASH FLOW SUPPLEMENTAL INFORMATION

Cash paid for interest during the years ended December 31, 2001 and 2000 amounted to $21,598 and $226 respectively.

NOTE K - NON-CASH TRANSACTIONS

In connection with the acquisition of Integra Staffing, Inc., Columbialum issued 1,500,000 shares of its $0.001 par value common stock in exchange for 100% of the outstanding common stock of that company. Also, a shareholder contributed property and equipment with an adjusted basis of $7,825. as paid-in capital.

                       Read independent auditor's report.

                           COLUMBIALUM STAFFING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE L - SUBSEQUENT EVENTS

Mr. Charles Lincoln resigned as an officer and director of Columbialum by letter dated March 18, 2002, citing disagreements with matters relating to the Columbialum's operations, policies, practices, and lack of confidence in the management of the Columbialum and solely to comply with the terms of a funding offer approved by the Board of Directors. Management believes Mr. Lincoln's assertions are without merit and is responding to Mr. Lincoln's assertions in an information statement being filed with the Securities and Exchange Commission on Form 8-K.

The Board of Directors authorized the issue and sale of its 18% Subordinated Convertible Note due October 1, 2002 in the aggregate principal amount of not more than U.S. $250,000. Columbialum has the option to extend the maturity date for up to two successive three months periods ending January 1, 2003 and April 1, 2003. The principal amount of the notes are convertible into shares of Columbialum's $0.001 par value common stock at $2 per share. As of March 24, 2002, notes have been issued in the amount of $100,000.

                       Read independent auditor's report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 1, 2002, our Board of Directors adopted a resolution changing our independent accountant from Haskell & White, LLP (the "Former Accountant") to the firm of Timothy M. Griffiths, Certified Public Accountant (the "New Accountant"). The action was taken principally because we had completed the acquisition of Integra and the board decided it would be in our best interest to utilize the services of Integra's auditor. During the fiscal year ended December 31, 2000 and 1999, and for the periods from inception on April 9, 1998 through December 31, 2000, and any subsequent interim period to the date of the dismissal (February 26, 2002), we had no disagreement with our Former Accountant on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the Former Accountant to make reference in its report upon the subject matter of disagreement. The Former Accountant previously issued a report dated March 27, 2001 on our financial statements as of and for the year ended December 31, 2000 and 1999, and for the period from inception on April 9, 1998 through December 31, 2000. The report did not contain an adverse opinion or disclaimer of opinion or qualification as to audit scope or accounting principle. The Former Accountant's report did contain additional disclosure relating to uncertainty as to our ability to continue as a going concern but did not contain any adjustment for the disclosed uncertainties. The Former Accountant reviewed this disclosure and has furnished us with a letter addressed to the SEC that did not contain any new information or clarification of the disclosure.

We did not consult with the New Accountant regarding any matters prior to its engagement, including matters relating to the application of accounting principles, although the New Accountant rendered an unqualified audit report on Integra's balance sheets as of December 31, 2000 and 1999 and related statements of operations, cash flows and stockholders' equity for the year ended December 31, 2000 and the period from inception (August 16, 1999) to December 31, 1999, which was included in our Form 8-K dated December 12, 2001, as amended.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person and the date such person became a director or executive officer. The executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Our directors and executive officers as of March 19, 2002, are as follows:

         Name                    Age    Position

         R. Gale Porter          68     President, COO and Director
         Cristino L. Perez       57     CFO, Secretary, Treasurer, and Director

Mr. Porter has served as our President and a director since December 12, 2001. Mr. Porter has served as President and Director of Integra since October 2001. Prior to his association with Integra, Mr. Porter served from March 1996 to September 2000 as President and Director of AllTrades Direct, Inc., and predecessors, a company specializing in temporary employment services for the construction industry. AllTrades Direct developed from one to 50 offices with revenues of $1 million per month prior to its sale in September 2000. Mr. Porter earned a BA degree in Economics from Florida State University.

Mr. Perez has served as our Chief Financial Officer, Secretary, Treasurer and Director since December 12, 2001. Mr. Perez served as Secretary, Treasurer and Director of Integra since October 2001. Since October 1999, Mr. Perez has been employed with Baumann, Raymondo & Company, P.A., Certified Public Accountants with primary responsibilities for development of accounting and auditing services to small publicly held enterprises. From 1993 to 1999, Mr. Perez operated his own tax and accounting service, with concentration of services to small publicly held companies. Mr. Perez earned a BA degree in Accounting from the University of South Florida.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the year ended December 31, 2001, all
Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with, except that the William Brown Trust, Cristino Perez, Charles Lincoln and R. Gale Porter each filed their Form 3 reports late.

ITEM 10. EXECUTIVE COMPENSATION

We do not have employment contracts with any of our management personnel.

SUMMARY COMPENSATION TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the three fiscal years ended December 31, 2001 for each person that served as our Chief Executive Officer. No executive officer's salary and bonus exceeded $100,000 in any of the applicable years.

                                                 SUMMARY COMPENSATION TABLE

                                                             Other
                          Year                               Annual     Restricted                           All Other
Name and Principal        Ended                              Compen-      Stock      Options/       LTIP       Compen-
Position                   Dec. 30    Salary      Bonus      sation       Awards        SARs       Payouts     sation
--------                   -------    ------      -----                   ------        ----       -------   ----------
M. Richard Cutler,          2001      -0-           -0-        -0-          -0-          -0-        -0-         -0-
President, Treasurer        2000      -0-           -0-        -0-          -0-          -0-        -0-         -0-
and Secretary (1)           1999      -0-           -0-        -0-          -0-          -0-        -0-         -0-

Rene Morissette,            2001      750           -0-        -0-          -0-          -0-        -0-         -0-
President, Treasurer        2000      -0-           -0-        -0-          -0-          -0-        -0-         -0-
and Secretary (2)           1999      -0-           -0-        -0-          -0-          -0-        -0-         -0-

Charles Lincoln,            2001      -0-           -0-        -0-          -0-          -0-        -0-         -0-
Chairman and                2000      -0-           -0-        -0-          -0-          -0-        -0-         -0-
CEO (3)                     1999      -0-           -0-        -0-          -0-          -0-        -0-         -0-

R. Gale Porter,             2001      -0-           -0-        -0-          -0-          -0-        -0-         -0-
President and COO           2000      -0-           -0-        -0-          -0-          -0-        -0-         -0-
-----------
(1)   Appointed April 9, 1998; resigned September 27, 2001.
(2)   Appointed September 26, 2001; resigned January 11, 2002.
(3)   Appointed December 12, 2001;, resigned March 18, 2002.
(4)   Assumed the duties of Chief Executive on March 18, 2002.

                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                 (INDIVIDUAL GRANTS)

                          Number of Securities       Percent of Total
                               Underlying              Options/SAR's
                              Options/SAR's        Granted to Employees        Exercise of
Name                           Granted (#)            in Fiscal Year       Base Price ($ / SH)     Expiration Date
----                           -----------            --------------       -------------------     ---------------
M. Richard Cutler                 None                      N/A                    N/A                   N/A

Rene Morissette                   None                      N/A                    N/A                   N/A

Charles Lincoln                   None                      N/A                    N/A                   N/A

R. Gale Porter                    None                      N/A                    N/A                   N/A

                               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                           AND FY-END OPTION/SAR VALUES

                             Shares                                                           Value of Unexercised
                          Acquired on       Value        Number of Unexercised Options        In-the-Money Options
Name                        Exercise       Realized       Exercisable / Unexercisable     Exercisable / Unexercisable
----                        --------       --------       ---------------------------     ---------------------------
M. Richard Cutler             N/A            N/A                     None                             N/A

Rene Morissette               N/A            N/A                     None                             N/A

Charles Lincoln               N/A            N/A                     None                             N/A

R. Gale Porter                N/A            N/A                     None                             N/A

COMPENSATION OF DIRECTORS

Directors were not separately compensated for their services in the year ended December 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 18, 2002, certain information with respect to our equity securities owned of record or beneficially by (i) each of our officers and directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling stockholder has sole or shared voting power or investment power and also any shares that the selling stockholder has the right to acquire within 60 days. The actual number of shares of Common Stock issuable upon the conversion of the debentures is subject to adjustment depending on, among other factors, the number of shares outstanding at the time of conversion and could be materially less than the number estimated in the table.

                                               Beneficial Ownership
Name of Beneficial Owner                   Shares            Percentage

Charles Lincoln (1)                      3,482,220             64.41%
R. Gale Porter (2)                       2,177,048             52.34%
Cristino L. Perez (3)                    1,242,065             35.65%
William A.  Brown Family Trust           1,262,150 (4)         36.25%
Frank Hartman                              196,717              7.18%
Venancio Pardo (5)                         893,350             27.47%
  All Officers and Directors as a        3,419,113             67.78%
  group (2 persons) (6)
-----------------
(1) Charles Lincoln was our Chairman and Chief Executive Officer until March 18, 2002. Includes 2,806,160 shares issuable upon the conversion of debentures which he owns directly, owns jointly with his spouse, and which are owned by corporations wholly owned by him.

(2) Mr. R. Gale Porter is our Chief Operating Officer, President, and a director of the Company. Includes 1,559,680 shares issuable upon the conversion of a debenture, which he owns jointly with his spouse.

(3) Cristino L. Perez is our Chief Financial Officer, Secretary, Treasurer, and is a director of the Company. Includes 884,500 shares issuable upon the conversion of a debenture, which he owns directly, owns jointly with his spouse, and which are owned by a limited liability corporation owned by him.

(4)  Includes 881,600 shares issuable upon the conversion of debentures.

(5) Includes 652,560shares issuable upon the conversion of debentures owned through is interest in a limited liability company.

(6) Includes 2,444,180 that may be obtained by officers and directors and their related parties upon the conversion of outstanding debentures.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 16, 2001, Columbialum borrowed $7,300 from an former shareholders of Integra and unrelated individuals secured by a 5% convertible debenture due December 31, 2002. The debenture is convertible into Columbialum's $0.001 par value common stock at $0.001 per share through the debenture's maturity date.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.                Exhibit Description

2.1 Stock Purchase Agreement between M. Richard Cutler, Vi Bui and Premier Ventures, Inc. dated as of September 24, 2001 (1)

2.2 Stock Purchase Agreement between Premier Ventures, Inc. and Work Holdings, LLC dated as of September 27, 2001 (1)

2.3 Securities Exchange Agreement dated November 23, 2001 between Columbialum, Ltd. and the shareholders of Integra Staffing, Inc.
               (2)

3.1            Articles of Incorporation of the Company (3)

3.2            Bylaws of the Company (3)

3.3 Amendment to Articles of Incorporation dated January 15, 2002, filed January 22, 2002 (4)

4.1            Form of 5% Convertible Subordinated Debenture due December 31,
               2002

4.2            Form of 6% Convertible Subordinated Debenture due June 30, 2003

4.3            Form of 18% Convertible Note due October 1, 2002

9.             None

10.1 Lease dated August 23, 1999 between Fletcher Associates, Inc. and Integra Staffing, Inc.

10.2 Consulting Agreement dated October 1, 2001 between the Company and Apogee Business Consultants, Inc.

10.3           Columbialum 2001 Equity Incentive Plan

11. Statement re: computation of per share earnings. See Notes to Consolidated Financial Statements

13.            None

16.1 Letter dated March 5, 2002, from Haskell & White LLP, Certified Public Accountants to the Registrant regarding change of certifying accountant. (4)

16.2 Letter dated March 5, 2002, from Haskell & White LLP, Certified Public Accountants regarding agreement with comments in Form 8-K
               (4)

18.            None

21.            Subsidiaries of the Registrant

               Integra Staffing, Inc. (Florida) 100%

22.            None

23.            None

24.            None

99.            None
-------------

(1) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K dated September 27, 2001.

(2) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K dated December 12, 2001.

(3) Incorporated by reference to the exhibits filed with the corresponding exhibits numbers filed with the Company's Form 10-SB Registration Statement field February 14, 2000.

(4) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K dated March 1, 2002.

     (b) Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended December 31, 2001:

Report Dated                      Items Included    Financial Statements

September 27, 2001                      1, 7                  None

December 12, 2001, as amended           1, 2         Integra Staffing, Inc. and
                                                        Pro Forma Information

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2002
                                                 COLUMBIALUM STAFFING, INC.


                                                 By:  /s/ R. Gale Porter
                                                     -------------------------
                                                     R. Gale Porter, President


Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                     Capacity                           Date



/s/ R. Gale Porter            President and Director          March 28, 2002
------------------------
R. Gale Porter



/s/ Cristino Perez            CFO, Treasurer and               March 28, 2002
------------------------      Director
Cristino Perez