Form 10QSB
period 2002-03-31
COLUMBIALUM STAFFING INC
filed 2002-05-15
CIK 1106207

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark  One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

         [ ]      Transition report under Section 13 or 15(d) of the Exchange
                  Act

            For the transition period from __________ to __________

                         Commission file number 0-29485

                           COLUMBIALUM STAFFING, INC.
                           --------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          NEVADA                                                  33-0850639
-------------------------------                             --------------------
(State or Other Jurisdiction of                                 (IRS Employer
Incorporation or Organization)                               identification No.)

                            310 East Harrison Street
                              Tampa, Florida 33602
                     ---------------------------------------
                    (Address of Principal Executive Offices)

                                 (813) 225-1200
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                       N/A
               --------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If changed since Last Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 2002 there were outstanding 10,051,000 shares of common stock, par value $0.001, and no shares of preferred stock.

Part  I   Financial Information

Item  1.  Consolidated Financial Statements


         Consolidated balance sheets as of March 31, 2002 and December 31, 2001

         Consolidated statements of operations for the three months ended March 31, 2002 and 2001

         Consolidated statements of cash flows for the three months ended March 31, 2002 and 2001

         Consolidated statements of stockholders' equity for the three months ended March 31, 2002

         Notes to consolidated financial statements

                           COLUMBIALUM STAFFING, INC.
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001


                                                                                      March 31,               December 31,
                    ASSETS                                                               2002                     2001
                                                                                 --------------------     ------------------
CURRENT ASSETS
    Cash                                                                         $             43,887     $           19,467
    Accounts receivable, net of allowance
      for bad debts                                                                            51,589                 30,069
    Prepaid and other assets                                                                   96,821                  8,317
                                                                                 --------------------     ------------------
        Total current assets                                                                  192,297                 57,853
                                                                                 --------------------     ------------------
PROPERTY AND EQUIPMENT
    Property and equipment                                                                     28,382                 28,382
    Less: Accumulated depreciation                                                              9,682                  8,202
                                                                                 --------------------     ------------------
        Net property and equipment                                                             18,700                 20,180
                                                                                 --------------------     ------------------

                  TOTAL ASSETS                                                   $            210,997     $           78,083
                                                                                 ====================     ==================

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                             $              9,803     $           23,698
    Accrued payroll taxes                                                                       6,781                 17,171
    Insurance financing                                                                        62,204                      -
    Debentures payable                                                                         11,150                 18,450
    Notes payable                                                                             158,400                      -
    Other current liabilities                                                                   1,828                    642
                                                                                 --------------------     ------------------
        Total current liabilities                                                             250,166                 59,961
                                                                                 --------------------     ------------------
STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.0001 par value, 50,000,000
      shares authorized, issued and outstanding: 2002
      - 10,051,000 shares; 2001 - 2,500,000 shares (restated)                                  10,051                  2,500
    Paid-in capital                                                                           464,871                422,975
    Retained earnings (deficit)                                                              (514,091)              (407,403)
                                                                                 --------------------     ------------------
             Total stockholders' equity (deficit)                                             (39,169)                18,072
                                                                                 --------------------     ------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                         $            210,997     $           78,033
                                                                                 ====================     ==================


                              See accompanying notes to these consolidated financial statements.

                                                              3

                                           COLUMBIALUM STAFFING, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                                      2002                      2001
                                                                              ---------------------      ------------------
SERVICE REVENUES                                                              $              85,540      $          175,875

DIRECT COST OF SERVICES                                                                      55,458                 130,995
                                                                              ---------------------      ------------------
GROSS MARGIN                                                                                 30,082                  44,880

OPERATING EXPENSES
     Legal & professional fees                                                               53,385                   2,575
     Advertising/Promotion                                                                    2,648                   7,918
     Salaries and benefits                                                                   49,125                  49,407
     Payroll taxes                                                                            3,337                   6,375
     Penalties                                                                                    -                  20,417
     Rent & leases                                                                            9,328                   4,931
     Travel & entertainment                                                                   2,035                   1,929
     Administrative expenses                                                                 15,111                   8,886
                                                                              ---------------------      ------------------
           Total operating expenses                                                         134,969                 102,438
                                                                              ---------------------      ------------------

 LOSS FROM OPERATIONS                                                                      (104,887)                (57,558)

OTHER INCOME (EXPENSES)
      Interest and other income                                                                   -                     209
      Interest expense                                                                       (1,802)                 (2,304)
                                                                              ---------------------      ------------------
          Net other income (expenses)                                                        (1,802)                 (2,095)
                                                                              ---------------------      ------------------

NET INCOME (LOSS)                                                             $            (106,689)     $          (59,653)
                                                                              =====================      ==================
LOSS PER SHARE
     Basic                                                                    $               (.04)      $            (.02)
                                                                              =====================      ==================

     Fully diluted                                                            $               (.04)      $            (.02)
                                                                              =====================      ==================
AVERAGE NUMBER OF SHARES OUTSTANDING
     Basic                                                                                2,657,076               2,525,000
                                                                              =====================      ==================
     Fully diluted                                                                        2,768,576               2,500,000
                                                                              =====================      ==================


                       See accompanying notes to these consolidated financial statements.

                                                       4

                                           COLUMBIALUM STAFFING, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                                     2002                      2001
                                                                             --------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                 $           (106,688)      $          (59,653)
    Adjustments to reconcile net loss to cash   used in
    operating activities:
        Depreciation                                                                        1,480                      672
        Allowance for bad debt                                                                  -                    1,800
        Interest converted to capital stock                                                   251                        -
        Contributed services                                                               19,800                        -
    Decrease (increase) in current assets:
        Accounts receivable                                                               (21,520)                 (33,176)
        Prepaid and other assets                                                          (88,504)                  (2,519)
    Increase (decrease) in current liabilities:
        Accounts payable                                                                  (13,895)                 (34,465)

        Payroll tax accruals                                                              (10,390)                  13,257
        Other current liabilities                                                           1,186                     (321)
                                                                             --------------------       ------------------
           Total adjustments                                                              111,592                  (54,752)
                                                                             --------------------       ------------------

    Net cash (used) by operating activities                                              (218,280)                (114,405)
                                                                             --------------------       ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                          -                     (208)
                                                                             --------------------       ------------------
    Net cash (used) by investing activities                                                     -                     (208)
                                                                             --------------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from receivable financing                                                    62,204                   86,436
     Loan from stockholder, net                                                           158,400                        -
     Capital contribution                                                                  22,096                   16,300
                                                                             --------------------       ------------------
     Net cash provided by financing activities                                            242,700                  102,736
                                                                             --------------------       ------------------

 NET INCREASE (DECREASE) IN CASH                                                           24,420                  (11,877)


CASH, BEGINNING OF THE PERIOD                                                              19,467                   19,698
                                                                             --------------------       ------------------

CASH, END OF THE PERIOD                                                      $             43,887      $             7,821
                                                                             ====================      ===================


                            See accompanying notes to these consolidated financial statements.

                                                             5

                                           COLUMBIALUM STAFFING, INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                            COMMON STOCK                  PAID-IN          RETAINED
                                     SHARES              AMOUNT            CAPITAL          DEFICIT               TOTAL
                                 ---------------    --------------    ---------------    ---------------    ---------------
BALANCE, DECEMBER 31, 2001            2,500,000          $  2,500          $ 422,975        $ (407,402)          $  18,071

Issuance of common stock
   for services                         100,000               100                  -                  -                100

Donated services                              -                 -             19,800                  -             19,800

Contributed capital by
   shareholder                                -                 -             22,096                  -             22,096

Issuance of common stock in
  conversion of debenture             7,451,000             7,451                  -                  -              7,451

Net loss during period                        -                 -                  -          (106 ,689)          (106,689)
                                     ----------          --------          ---------        -----------          ---------
BALANCE, MARCH 31, 2002
 (Unaudited)                         10,051,000          $ 10,051          $ 464,871        $  (514,091)         $ (39,169)
                                     ==========          ========          =========        ===========          =========


                        See accompanying notes to these consolidated financial statements.

                                                     6

                           COLUMBIALUM STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three and nine months ended March 31, 2002. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

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

NOTE B - CONVERTIBLE DEBENTURES PAYABLE

On November 16, 2001, Columbialum borrowed $7,300 from former shareholders of Integra and unrelated individuals secured by a 5% convertible debenture due December 31, 2002. The debenture is convertible into Columbialum's common stock at $0.001 per share through the debenture's maturity date.

On March 30, 2002, Columbialum issued 7,451,000 shares of its common stock to the holders of the 5% convertible debentures in exchange for the conversion of the $7,300 principal amount and the accrued interest to date.

                           COLUMBIALUM STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

NOTE B - CONVERTIBLE DEBENTURES PAYABLE (Continued)

On December 6, 2001, Columbialum borrowed $11,150 from unrelated individuals secured by a 6% convertible debenture due June 30, 2003. The debenture is convertible into Columbialum's $0.001 par value common stock at $0.10 per share through the debenture's maturity date.

NOTE C - SUBORDINATED CONVERTIBLE NOTES

The Board of Directors authorized the issue and sale of its 18% Subordinated Convertible Note due October 1, 2002 in the aggregate principal amount of not more than U.S. $250,000. Columbialum has the option to extend the maturity date for up to two successive three months periods ending January 1, 2003 and April 1, 2003. The principal amount of the notes are convertible into shares of Columbialum's $0.001 par value common stock at $2 per share. As of March 31, 2002, notes have been issued in the amount of $100,000.

NOTE D - RELATED PARTIES TRANSACTIONS

During the period ended March 31, 2002, Columbialum borrowed $23,000 from its president, R. Gale Porter, and $35,400 from other shareholders. The debt is evidenced by unsecured promissory, including interest at the rate of 12% per annum. The full amount of the notes remain outstanding at March 31, 2002.

During the three months ended March 31, 2002, the President and CFO provided services to Columbialum valued at $19,800, which were donated to the Company.

NOTE E - RESIGNATION OF OFFICER AND DIRECTOR

Mr. Charles Lincoln resigned as an officer and director of Columbialum by letter dated March 18, 2002, citing disagreements with matters relating to the Columbialum's operations, policies, practices, and lack of confidence in the management of the Columbialum and solely to comply with the terms of a funding offer approved by the Board of Directors. Management believe Mr. Lincoln's assertions are without merit and responded to Mr. Lincoln's assertions in an information statement filed with the Securities and Exchange Commission on Form 8-K.

NOTE F - SUBSEQUENT EVENTS

Subsequent to March 31, 2002, by written consent, the majority of shareholders voted to (1) elect two directors, (2) amend the Articles of Incorporation to (a) change the name of the company to Resolve Staffing, Inc., (b) reverse split the outstanding common stock one-for-thirty, (c) maintain the par value of the Columbialum's common stock at $.0001 per share, (d) restore the number of shares of common stock Columbialum is authorized to issue at 50,000,000, and (3) amend Columbialum's 2001 Stock Incentive Plan to restore the number of shares which may be issued under the plan to 3,000,000.

Additionally,   the  Board  of  Directors  agreed  to  waive  the  anti-dilution provisions of Columbialum's 6% convertible debentures due June 30, 2003 and to fix the conversion price of such debentures at $.10 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements

         You should read the following discussion in conjunction with the Company's unaudited consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 and to the section entitled "Risk Factors" contained herein which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.

GENERAL

         Columbialum Staffing, Inc., formerly Columbialum, Ltd. was organized as a Nevada corporation on April 9, 1998 and since its inception until its acquisition of Integra Staffing, Inc. on December 10, 2001, had been devoting most of its efforts developing its business plan, raising capital, obtaining financing, establishing its accounting systems, and other administrative functions.

         Integra Staffing, Inc., ("Integra") was organized under the laws of the State of Florida corporation, on August 16, 1999. Integra is a temporary staffing company. Integra's strategy has been to provide efficient and affordable solutions to its customers' employment and labor force needs.

         On September 27, 2001, the shareholders of Columbialum entered into a Securities Exchange Agreement, as amended, to exchange 100% of the issued and outstanding common stock of Integra for an aggregate of 1,500,000 shares of Columbialum's $0.001 par value common stock.

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

         During the year ended December 31, 2001, Columbialum adopted a 2001 Equity Incentive Plan ("Incentive Plan") for the benefit of key employees (including officers and employee directors) and consultants of Columbialum and its affiliates. The Board of Directors reserved 3,000,000 shares of Columbialum's $0.001 par value common stock for grants under the Incentive Plan. The Incentive Plan is intended to provide those persons who have substantial responsibility for the management and growth of Columbialum with additional incentives and an opportunity to obtain or increase their proprietary interest in Columbialum, encouraging them to continue in the employ of Columbialum.

         Subsequent to March 31, 2002, by written consent, the majority of shareholders voted to (1) elect two directors, (2) amend the Articles of Incorporation to (a) change the name of the company to "Resolve Staffing, Inc.,"
(b) reverse split the outstanding common stock one-for-thirty, (c) maintain the par value of the Columbialum's common stock at $.0001 per share, (d) restore the number of shares of common stock Columbialum is authorized to issue at 50,000,000, and (3) amend Columbialum's 2001 Stock Incentive Plan to restore the number of shares which may be issued under the plan to 3,000,000. These actions are expected to be effective 20 days after the mailing of an Information Statement to shareholders, on or about May 28, 2002.

         The Board of Directors also agreed to waive the anti-dilution provisions of Columbialum's 6% convertible debentures due June 30, 2003 and to fix the conversion price of such debentures at $.10 per share. It is also negotiating with holders of 18% subordinated notes to adjust the conversion price of their notes. At this time no agreement has been reached.

RESULTS OF OPERATIONS

         Revenues for the quarter ended March 31, 2002 to 2001 decreased from $175,875 to $85,540 or a 51% decrease reflecting a slow down in the industry and in the economy, especially subsequent to the September 11, 2001 disaster.

         During the same period cost of revenues decreased from $130,995 to $55,458 reflecting a commensurate decrease in relative costs of providing services to our customers. The major components of costs of revenues decreased as follows: labor, $116,612 to $51,177; workers compensation insurance $795 to $355, and payroll taxes and benefits $13,003 to $3,894.

         For this period salaries remained constant at $49,000 reflecting the same salary structure for office and management personnel.

         During the same period, legal and accounting expenses increased by $50,810 reflecting substantially higher legal expenses incurred to discharge Company's legal obligations under the Securities Exchange Act of 1934, including mailings to shareholders,, quarterly and annual reports, and the cost of auditing the Company's financial statements for 2001.

         Additionally, for the same period, public company expense increased by $1,700 reflecting filing fees and expenses in connection with the Company's filing of compliance reports with the Securities and Exchange Commission. Rent expense increased by $4,395 reflecting the increase in rent as well as allocation of common area maintenance. Insurance increased by $5,000, reflecting a more adequate level of coverage than previously available.

         Other expenses  decreased:  Penalties  decreased by $20,416  reflecting
better  cash  management  and  better  funding.   Advertising  decreased  $5,270
reflecting a cost reduction program and a more targeted advertising program.

LIQUIDITY AND CAPITAL RESOURCES

         In March 2002, our Board of Directors authorized the sale of up to $250,000 of its 18% Subordinated Convertible Notes due October 1, 2002. We have the option to extend the maturity date for up to two successive three month-periods ending January 1, 2003 and April 1, 2003. The holders have the option to convert the principal and interest into our common stock at $2 per share. As of March 31, 2002, we received $100,000 of proceeds from the sale of two such notes.

         We also borrowed approximately $65,000 from officers, directors and shareholders. This debt is evidenced by unsecured promissory notes with interest at the rate of 12% per annum.

         At the current level of operations we do not have sufficient resources on hand, including cash and accounts receivables to operate for the next 12 months, without additional sources of capital. We are exploring financing alternatives including but not limited to selling additional equity, bank or private borrowing, or from officers, directors or shareholders. We do not have any commitments in this regard and no assurance can be given that our financing efforts will be successful.

         At May 8, 2002, the Company had no material commitments for capital expenditures.

                           Part II Other Information

Item 2.  Changes in Securities

         In March 2002, the Company issued two 18% Notes in the aggregate principal amount of $100,000 to two accredited investors. The Notes were sold without any placement agent or underwriting and the sale is claimed to be exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) for sales of securities not involving any public offering. The Notes are convertible into shares of the Company's common stock at $2.00 per share.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K dated March 1, 2002 reporting a change in auditors.

                  The Company filed a report on Form 8-K dated March 18, 2002 reporting the resignation of one of its officers and directors.

                                   SIGNATURES

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                COLUMBIALUM STAFFING, INC.


Dated:  May 14, 2002                             /s/ R. Gale Porter
                                                -------------------------------
                                                By: R. Gale Porter
                                                    President


Dated:  May 14, 2002                            /s/ Cristino L. Perez
                                                -------------------------------
                                                By:  Cristino L. Perez
                                                     Chief Financial Officer