Form 10QSB
period 2002-06-30
RESOLVE STAFFING INC
filed 2002-08-19
CIK 1106207

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

         [ ]      Transition report under Section 13 or 15(d) of the
                  Exchange Act

             For the transition period from __________ to __________

                         Commission file number 0-29485

                             RESOLVE STAFFING, INC.
         ---------------------------------------------------------------
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

                           COLUMBIALUM STAFFING, INC.
               --------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If changed since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2002 there were outstanding 5,335,034 shares of common stock, par value $0.0001, and no shares of preferred stock.

Part  I   Financial Information

Item  1.  Consolidated Financial Statements

         Consolidated balance sheets as of June 30, 2002 and
           December 31, 2001                                               3

         Consolidated statements of operations for the three and
           six months ended June 30, 2002 and 2001                         4

         Consolidated statements of cash flows for the three and
           six months ended June 30, 2002                                  5

         Consolidated statements of stockholders' equity for the
           six months ended June 30, 2002                                  6

         Notes to consolidated financial statements                        7

                                                     RESOLVE STAFFING, INC.
                                                         BALANCE SHEETS
                                                JUNE 30, 2002 AND DECEMBER 31, 2001


                    ASSETS

                                                                                        June 30, 2002           December 31,
                                                                                         (unaudited)               2001
                                                                                      -----------------      -----------------
CURRENT ASSETS
    Cash                                                                              $          38,629      $          19,467
    Accounts receivable, net of allowance
      for bad debts                                                                              54,011                 30,069
    Prepaid and other assets                                                                     94,788                  8,317
                                                                                      -----------------      -----------------
        Total current assets                                                                    187,428                 57,853
                                                                                      -----------------      -----------------

PROPERTY AND EQUIPMENT
    Property and equipment                                                                       28,382                 28,382
    Less: Accumulated depreciation                                                                9,682                  8,202
                                                                                      -----------------      -----------------
        Net property and equipment                                                               18,700                 20,180
                                                                                      -----------------      -----------------
                  TOTAL ASSETS                                                        $         206,128      $          78,083
                                                                                      =================      =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                                  $          28,367      $          23,698
    Accrued expenses                                                                             14,294                 17,171
    Insurance financing                                                                          37,941                      -
    Debentures payable                                                                           11,150                 18,450
    Notes payable                                                                                43,996                      -
    Other current liabilities                                                                       427                    642
                                                                                      -----------------      -----------------

        Total current liabilities                                                               136,175                 59,961
                                                                                      -----------------      -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.0001 par value, 50,000,000 shares
      authorized, issued and outstanding: 2002 - 5,335,034
      shares; 2001 - 50,000 shares (restated)                                                       534                      5
    Paid-in capital                                                                             695,789                425,470
    Retained earnings (deficit)                                                                (626,370)              (407,403)
                                                                                      -----------------      -----------------
             Total stockholders' equity (deficit)                                                69,953                 18,072
                                                                                      -----------------      -----------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              $         206,128      $          78,033
                                                                                      =================      =================



                                  See accompanying notes to these financial statements.

                                                            3

                                                    RESOLVE STAFFING, INC.
                                                    STATEMENTS OF OPERATIONS
                                    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001



                                                            Three Months Ended                       Six Months Ended
                                                                 June 30,                                June 30,
                                                          2002                 2001               2002                2001
                                                    ---------------      --------------     ---------------     ---------------
SERVICE REVENUES                                    $        99,564      $      147,116     $       185,104     $       322,991

DIRECT COST OF SERVICES                                      77,066             110,073             132,524             241,068
                                                    ---------------      --------------     ---------------     ---------------

GROSS MARGIN                                                 22,498              37,043              52,580              81,923

OPERATING EXPENSES
     Legal & professional fees                               48,971               2,000             102,356               4,575
     Advertising/Promotion                                      841               4,149               4,489              12,341
     Salaries and benefits                                   55,315              47,935             104,440              97,342
     Payroll taxes                                            3,526               2,881               6,663               9,257
     Penalties                                                    -                   -                   -              19,638
     Rent & leases                                            7,023               7,388              16,351              12,320
     Travel & entertainment                                       -               2,797                 607               4,726
     Administrative expenses                                 13,645              16,754              29,184              26,143
                                                    ---------------      --------------     ---------------     ---------------
           Total operating expenses                         129,321              83,904             264,290             186,342
                                                    ---------------      --------------     ---------------     ---------------

 LOSS FROM OPERATIONS                                      (106,823)            (46,861)           (211,710)           (104,419)

OTHER INCOME (EXPENSES)
      Interest and other income                                 240                   -                 240                  58
      Interest expense                                       (5,696)            (11,053)             (7,498)            (13,206)
                                                    ---------------      --------------     ---------------     ---------------
          Net other income (expenses)                        (5,456)            (11,053)             (7,258)            (13,148)
                                                    ---------------      --------------     ---------------     ---------------

NET INCOME (LOSS)                                   $      (112,279)     $      (57,914)    $      (218,968)    $      (117,567)
                                                    ===============      ==============     ===============     ===============

LOSS PER SHARE
     Basic                                          $          (.17)     $        (1.16)    $          (.58)    $         (2.35)
                                                    ===============      ==============     ===============     ===============

     Fully diluted                                  $          (.02)     $         (.01)    $          (.04)    $          (.02)
                                                    ===============      ==============     ===============     ===============

AVERAGE NUMBER OF SHARES OUTSTANDING
     Basic                                                  664,705              50,000             374,863              50,000
                                                    ===============      ==============     ===============     ===============

     Fully diluted                                        5,776,205           5,161,500           5,486,363           5,161,500
                                                    ===============      ==============     ===============     ===============


                                  See accompanying notes to these financial statements.

                                                           4

                                                     RESOLVE STAFFING, INC.
                                                    STATEMENTS OF CASH FLOWS
                                         FOR THE TREE AND SIX MONTHS ENDED JUNE 30, 2002


                                                                                       Three Months              Six Months
                                                                                          Ended                     Ended
                                                                                      June 30, 2002             June 30, 2002
                                                                                    ----------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                        $       (112,279)         $       (218,967)
    Adjustments to reconcile net loss to cash   used in
    operating activities:
        Depreciation                                                                               -                     1,480
        Interest converted to capital stock                                                        -                       251
        Contributed services                                                                  21,400                    41,200
    Decrease (increase) in current assets:
        Accounts receivable                                                                   (2,422)                  (23,942)
        Prepaid and other assets                                                               2,033                   (86,471)
    Increase (decrease) in current liabilities:
        Accounts payable                                                                      18,565                     4,670
        Payroll tax accruals                                                                   7,513                    (2,877)
        Other current liabilities                                                             (1,401)                     (215)
                                                                                    ----------------          ----------------
           Total adjustments                                                                  45,688                   (65,904)
                                                                                    ----------------          ----------------

    Net cash (used) by operating activities                                                  (66,591)                 (284,871)
                                                                                    ----------------          ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                             -                         -
                                                                                    ----------------          ----------------
    Net cash (used) by investing activities                                                        -                         -
                                                                                    ----------------          ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from insurance financing                                                             -                    93,061
     Repayments of insurance financing                                                       (24,263)                  (55,120)
     Loan from stockholder, net                                                               45,596                   203,996
     Proceeds from sale of common stock                                                       40,000                    40,000
     Capital contribution                                                                          -                    22,096
                                                                                    ----------------          ----------------
     Net cash provided by financing activities                                                61,333                   304,033
                                                                                    ----------------          ----------------

NET INCREASE (DECREASE) IN CASH                                                               (5,258)                   19,162

CASH, BEGINNING OF THE PERIOD                                                                 43,887                    19,467
                                                                                    ----------------          ----------------

CASH, END OF THE PERIOD                                                             $         38,629          $         38,629
                                                                                    ================          ================



                                  See accompanying notes to these financial statements.

                                                            5

                                                     RESOLVE STAFFING, INC.
                                               STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                      COMMON STOCK
                                               --------------------------         PAID-IN           RETAINED
                                                SHARES            AMOUNT          CAPITAL           DEFICIT          TOTAL
                                               ---------        ---------        ---------        ----------       ---------
BALANCE, DECEMBER 31, 2001                        83,334          $    8         $ 425,467        $ (407,403)      $  18,072

Issuance of common stock
  for services                                     3,333               -               100                 -             100

Donated services                                       -               -            19,800                 -          19,800

Contributed capital by
  shareholder                                          -               -            22,096                 -          22,096

Issuance of common stock in
  conversion of debenture                        248,367              25             7,426                 -           7,451

Net loss during period                                 -               -                 -         (106 ,689)       (106,689)
                                               ---------          ------         ---------        ----------       ---------
Balance, March 31, 2002                          335,034              33           474,889          (514,091)        (39,169)

Donated services                                       -               -            21,400                            21,400

Issuance of common stock for
  cash, notes and debt                         5,000,000             500           199,500                           200,000

Loss for the period                                    -               -                 -          (112,279)       (112,279)
                                               ---------          ------         ---------        ----------       ---------

Balance, June 30, 2002                         5,335,034          $  533         $ 695,789        $ (626,370)      $  69,953
                                               =========          ======         =========        ==========       =========


                                  See accompanying notes to these financial statements.

                                                            6

                             RESOLVE STAFFING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three and six months ended June 30, 2002. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended
December 31, 2001 as filed with the Securities and Exchange Commission.

Nature of Operations

Resolve Staffing, Inc., formerly Columbialum Staffing, Inc., was organized under the laws of the State of Nevada on April 9, 1998. Integra Staffing, Inc., was organized under the laws of the State of Florida corporation, was organized on August 16, 1999 (collectively referred to as "Resolve").

Resolve Staffing, Inc. was in the development stage until its merger with Integra Staffing, Inc. on December 10, 2001. Integra Staffing, Inc. ("Integra") is a temporary staffing company. Integra's strategy has been to provide efficient and affordable solutions to its customers' employment and labor force needs.

Principles of Consolidation

The consolidated financial statements include the accounts of Resolve Staffing, Inc. (formerly Columbialum, Ltd.) and its wholly owned subsidiary Integra Staffing, Inc. All significant intercompany accounts and transactions have been eliminated.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142, which includes the requirements to test for impairment goodwill and intangible assets of indefinite life, rather than amortize them, is effective for fiscal years beginning after December 31, 2001. Adoption of this pronouncement is not anticipated to have a significant impact on the Company. Intangible assets consist of patents' rights. These costs are amortized over a 17-year period, their estimated economic life.

In August 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale.

Under SFAS No.144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The standard became effective on January 1, 2002. Management does not believe adoption of this standard will have a significant impact on the results of operations, financial position and cash flows of the Company.

                             RESOLVE STAFFING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

Resolve records basic and fully diluted loss per share in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share". Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings (loss) of the entity. For purposes of computation of loss per share, the number of shares outstanding have been retroactively adjusted to reflect Resolve's one-for-thirty reverse stock split.

NOTE B - CONVERTIBLE DEBENTURES PAYABLE

On November 16, 2001, Resolve borrowed $7,300 from an former shareholders of Integra and unrelated individuals evidenced by a 5% convertible debenture due December 31, 2002. On March 30, 2002, the debenture holders exercised their rights under the 6% convertible debenture and converted the debentures, and the accrued interest thereon, in exchange for 248,367 shares of Resolve's common stock.

On December 6, 2001, Resolve borrowed $11,150 from an unrelated individuals evidenced by a 6% convertible debenture due June 30, 2003. The debenture is convertible into Resolve's $0.001 par value common stock at $0.10 per share through the debenture's maturity date.

NOTE C - SUBORDINATED CONVERTIBLE NOTES

The Board of Directors authorized the issue and sale of its 18% Subordinated Convertible Note due October 1, 2002 in the aggregate principal amount of not more than U.S. $250,000. Resolve has the option to extend the maturity date for up to two successive three months periods ending January 1, 2003 and April 1, 2003. The principal amount of the notes are convertible into shares of Resolve's $0.001 par value common stock at $2 per share. As of March 31, 2002, notes were issued in the amount of $100,000. On June 24, 2002, the $100,000 in notes were cancelled in exchange for units, each consisting of one share of common stock and one purchase warrant at $.04 per unit.

NOTE D - SALE OF SECURITIES

On June 24, 2002, Resolve sold 5,000,000 units, each consisting of one share of common stock and one warrant. The consideration was $.04 per unit, for an aggregate of $200,000. The consideration consisted of $40,000 in cash, $100,000 in cancellation of promissory notes, and $60,000 from the cancellation of certain obligations.

NOTE E - SHAREHOLDERS' ACTIONS

On May 28, 2002, by written consent, the majority of shareholders voted to (1) elect two directors, (2) amend the Articles of Incorporation to (a) change the name of the company to Resolve Staffing, Inc., (b) reverse split the outstanding common stock one-for-thirty, (c) maintain the par value of the Resolve's common stock at $.0001 per share, (d) restore the number of shares of common stock Resolve is authorized to issue at 50,000,000, and (3) amend Resolve's 2001 Stock Incentive Plan to restore the number of shares which may be issued under the plan to 3,000,000. All shares disclosures have been retroactively adjusted to reflect the one-for-thirty reversed split.

                             RESOLVE STAFFING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE E - SHAREHOLDERS' ACTIONS (Continued)

Additionally, the Board of Directors agreed to waive the anti-dilution provisions of Resolve's 6% convertible debentures due June 30, 2003 and to fix the conversion price of such debentures at $.10 per share.

NOTE F - RELATED PARTIES TRANSACTIONS

During the period ended March 31, 2002, Resolve borrowed $23,000 from its president, R. Gale Porter, and $35,400 from other shareholders. The debt is evidenced by unsecured promissory, including interest at the rate of 12% per annum. The full amount of the notes remain outstanding at March 31, 2002.

During the three months and six months ended June 30, 2002, the President and Chief Financial Officer provided services to Resolve valued at $21,400 and $-0-, which were donated to the Company.

NOTE G - COMMITMENTS

On June 14, 2002, Resolve entered into a lease agreement, effective
July 8, 2002, for approximately 1,056 square feet of office space, housing its operating offices, pursuant to a three-year lease with an unrelated landlord, expiring June 30, 2005 at $1,106 per month, plus applicable Florida sales tax. Resolve has the option to renew the lease for two successive terms under the same terms and conditions as the original lease.

Resolve previously occupied a 1,540 square feet office space, housing its operating offices, pursuant to a three-year lease expiring October 30, 2002. The space has been leased to another tenant, therefore, Resolve was relieved of any liability on the remainder of the lease after August 31, 2002.

NOTE H - SUBSEQUENT EVENTS

         On July 27, 2002, Resolve filed a registration statement on Form SB-2 with the Securities and Exchange Commission, under the Securities Act of 1933, whereby 6,330,366 shares of common stock are being registered and offered (including 111,500 shares underlying convertible debentures and 5,000,000 shares underlying the warrants. The registration has not yet been declared effective.

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

GENERAL

         Resolve Staffing, Inc., formerly Columbialum Staffing, Inc. was organized as a Nevada corporation on April 9, 1998 and since its inception until its acquisition of Integra Staffing, Inc. on December 10, 2001, had been devoting most of its efforts developing its business plan, raising capital, obtaining financing, establishing its accounting systems, and other administrative functions.

         Integra Staffing, Inc., ("Integra") was organized under the laws of the State of Florida corporation, on August 16, 1999. Integra is a temporary staffing company. Integra's strategy has been to provide efficient and affordable solutions to its customers' employment and labor force needs.

         On September 27, 2001, the our shareholders entered into a Securities Exchange Agreement, as amended, to exchange 100% of the issued and outstanding common stock of Integra for an aggregate of 1,500,000 shares of Resolve's $0.001 par value common stock.

         During the year ended December 31, 2001, Columbialum, Ltd. approved an amendment its articles of incorporation to (a) change the name of the company to Columbialum Staffing, Inc.; (b) reduce the par value of its common stock and preferred stock from $0.01 to $0.001; (d) increase the number of common shares we are authorized to issue from 20,000,000 to 50,000,000; and (e) increase the number of preferred shares Columbialum is authorized to issue from 2,000,000 to 10,000,000 shares.

         During the year ended December 31, 2001, we adopted a 2001 Equity Incentive Plan ("Incentive Plan") for the benefit of key employees (including officers and employee directors) and consultants of Columbialum and its affiliates. Our Board of Directors reserved 3,000,000 shares of the Resolve's $0.001 par value common stock for grants under the Incentive Plan. The Incentive Plan is intended to provide those persons who have substantial responsibility for the management and growth of Columbialum with additional incentives and an opportunity to obtain or increase their proprietary interest in Resolve, encouraging them to continue in the employ of Resolve.

         Subsequent to March 31, 2002, by written consent, the majority of shareholders voted to (1) elect two directors, (2) amend the Articles of Incorporation to (a) change the name of the company to "Resolve Staffing, Inc.,"
(b) reverse split the outstanding common stock one-for-thirty, (c) maintain the par value of the Resolve's common stock at $.0001 per share, (d) restore the number of shares of common stock Resolve is authorized to issue at 50,000,000, and (3) amend Resolve's 2001 Stock Incentive Plan to restore the number of shares which may be issued under the plan to 3,000,000. These actions became effective on May 28, 2002.

         The Board of Directors also agreed to waive the anti-dilution provisions of Resolve's 6% convertible debentures due June 30, 2003 and to fix the conversion price of such debentures at $.10 per share. It is also negotiating with holders of 18% subordinated notes to adjust the conversion price of their notes. At this time no agreement has been reached.

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

RESULTS OF OPERATIONS

For the six months ended June 30, 2002

         Revenues for the six months ended June 30, 2002 compared to 2001 decreased from $322,991 to $185,104 or a 43% decrease reflecting a slow down in the industry and in the economy, especially subsequent to the September 11, 2001 disaster.

         During the same periods cost of revenues decreased from $241,068 to $132,524 reflecting a commensurate decrease in relative costs of providing services to our customers. The major components of costs of revenues decreased as follows: labor, $214,189 to $116,862, workers compensation insurance increased $3,138 to $3,832, and payroll taxes and benefits $23,743 to $11,830.

         For this periods salaries increased slightly from $97,342 to $104,440. The June 30, 2002 salaries include $43,200 in donated services by our CEO and CFO, while other salaries decreased by $36,102 reflecting the commensurate decrease in revenues.

         During the same periods, legal and professional expenses increased from $4,575 to $102,356, reflecting substantially higher legal expenses incurred to discharge Company's legal obligations under the Securities Exchange Act of 1934, and filing its registration statement under the Securities Act of 1933, including mailings to shareholders, quarterly and annual reports, and the cost of auditing the Company's financial statements for 2001. The June 30, 2002 amount also includes $43,350 in consulting fees paid to an unrelated party.

         Additionally, for the same periods, public company expense increased by $3,929 reflecting filing fees and expenses in connection with the Company's filing of compliance reports with the Securities and Exchange Commission. Rent expense increased from $12,320 to $16,351 reflecting the increase in rent as well as allocation of common area maintenance when we operated two offices. One office was closed. Insurance increased by $4,296 to $4,927, reflecting a more adequate level of coverage than previously available.

         Other expenses decreased: Penalties decreased by $19,638 reflecting better cash management and better funding. Advertising decreased from $12,341 to $4,489, reflecting a cost reduction program and a more targeted advertising program, as well as a lower level of operations.

For the three months ended June 30, 2002

         Revenues for the three months ended June 30, 2002 compared to 2001 increased from $147,116 to $99,564 or a 32% decrease reflecting a slow down in the industry and in the economy, especially subsequent to the September 11, 2001 disaster.

         During the same periods cost of revenues decreased from $110,073 to $77,066 reflecting a commensurate decrease in relative costs of providing services to our customers. The major components of costs of revenues decreased as follows: labor decreased from $96,509 to $65,653; workers compensation insurance increased $2,341 to $3,477, and payroll taxes and benefits decreased from $10,740 to $7,936.

         For this period salaries increased from $47,935 to $55,315. The June 30, 2002 amount included $23,400 in services donated by our CEO and CFO. Other salaries actually decreased by $16,020 reflecting a commensurate decrease in revenue activity for the periods.

         During the same period, legal and professional expenses increased by $40,371, reflecting substantially higher legal expenses incurred to discharge our legal obligations under the Securities Exchange Act of 1934, including mailings to shareholders, quarterly and annual reports, and the cost of auditing the our financial statements for 2001.

         Additionally, for the same periods, public company expense increased by $2,229 reflecting filing fees and expenses in connection with the Company's filing of compliance reports with the Securities and Exchange Commission. Rent expense for the periods remained substantially the same. Insurance decreased by $3,620, reflecting a lower level of operations and coverage for the periods. Repairs and maintenance expenses decreased by $1,696 reflecting a lower lever of activity for the period.

         Other expenses decreased: Advertising decreased $3,308 reflecting a cost reduction program and a more targeted advertising program.

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

         On June 24, 2002, these notes were cancelled in exchange for the issuance of 2,500,000 units. The units consisted of one share of our common stock and one 5-year warrant.

         We also borrowed approximately $75,000 from officers, directors and shareholders without evidence of promissory notes or interest, of which $60,000 were cancelled in exchange for the issuance of 1,500,000 units, consisting of one share of our common stock and one 5-year warrant.

         During the three months ended June 30, 2002, we borrowed $40,000 from an unrelated individual evidenced by a promissory notes with interest at 12% per annum. This debt is secured by our accounts receivables.

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

         At August 19, 2002, we had no material commitments for capital expenditures.


Part II Other Information

Item 2.  Changes in Securities

         On June 24, 2002, we issued 5,000,000 units to 19 accredited investors pursuant to Rule 506 of Regulation D. The units each consisted of one share of common stock and one warrant. The consideration we received consisted of cash, the notes described above, relieving us from an obligation to repay certain debt or a combination of these items equal to $.04 per unit for an aggregate of $200,000. Of the $200,000 received, $40,000 was in cash, $100,000 was in cancellation of 18% promissory notes and we were relieved of $60,000 of debt. The securities were offered by our directors and no commissions were paid.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99.1     Certification by Chief Executive Officer

                  99.2     Certification by Chief Financial Officer

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     RESOLVE STAFFING, INC.


Dated:  August 19, 2002                                 /s/ R. Gale Porter
                                                     --------------------------
                                                     By: R. Gale Porter
                                                         President


Dated:  August 19, 2002                                /s/ Cristino L. Perez
                                                     --------------------------
                                                     By: Cristino L. Perez
                                                         Chief Financial Officer