Form 10QSB
period 2002-09-30
RESOLVE STAFFING INC
filed 2002-11-19
CIK 1106207

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

        [X] Quarterly report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                          105 N Falkenburg Rd., Suite B
                              Tampa, Florida 33619
                     ---------------------------------------
                    (Address of Principal Executive Offices)

                                 (813) 662-0074
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                            310 East Harrison Street
                              Tampa, Florida 33602
               --------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If changed since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 15, 2002 there were outstanding 5,335,034 shares of common stock, par value $0.0001, and no shares of preferred stock.

Part  I   Financial Information

Item  1.  Consolidated Financial Statements

         Consolidated balance sheets as of September 30, 2002 and
            December 31, 2001                                               3

         Consolidated statements of operations for the three and
            nine months ended September 30, 2002 and 2001                   4

         Consolidated statements of cash flows for the three and
            nine months ended September 30, 2002 and 2001                   5

         Consolidated statements of stockholders' equity for the
            nine months ended September 30, 2002                            6

         Notes to consolidated financial statements                         7

                                                     RESOLVE STAFFING, INC.
                                                         BALANCE SHEETS
                                                   SEPTEMBER 30, 2002 AND 2001
                                                           (Unaudited)






                                                                                      September 30,
                    ASSETS                                                                 2002             December 31, 2001
                                                                                   ---------------------    -------------------
CURRENT ASSETS
    Cash                                                                           $             13,442     $           19,467
    Accounts receivable, net of allowance
         for bad debts                                                                           52,865                 30,069
    Prepaid and other assets                                                                     89,814                  8,317
                                                                                   --------------------     ------------------
        Total current assets                                                                    156,121                 57,853
                                                                                   --------------------     ------------------

PROPERTY AND EQUIPMENT
    Property and equipment                                                                       28,382                 28,382
    Less: Accumulated depreciation                                                               10,015                  8,202
                                                                                   --------------------     ------------------
        Net property and equipment                                                               18,367                 20,180
                                                                                   --------------------     ------------------
                  TOTAL ASSETS                                                     $            174,488     $           78,033
                                                                                   ====================     ==================


                                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                               $             19,508     $           23,698
    Accrued expenses                                                                              4,494                 17,813
    Insurance financing                                                                          21,766                      -
    Debentures payable                                                                           11,150                 18,450
    Notes payable                                                                                40,000                      -
    Due to related parties                                                                       23,261                    642
                                                                                   --------------------     ------------------
        Total current liabilities                                                               120,179                 59,961
                                                                                   --------------------     ------------------

STOCKHOLDERS' EQUITY
    Common stock, $.0001 par value, 50,000,000 shares
      authorized, issued and outstanding: 2002 - 5,335,034
      shares; 2001 - 50,000 shares (restated)                                                       534                      8
    Paid-in capital                                                                             719,189                425,467
    Retained earnings (deficit)                                                                (665,414)              (407,403)
                                                                                   --------------------     ------------------
             Total stockholders' equity                                                          54,309                 18,072
                                                                                   --------------------     ------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $            174,488     $           78,033
                                                                                   ====================     ==================


                                      See accompanying notes to these financial statements.

                                                              3

                                                       RESOLVE STAFFING, INC.
                                                       STATEMENTS OF OPERATIONS
                                    FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                                            Three Months Ended                       Nine Months Ended
                                                               September 30,                           September 30,
                                                         2002                 2001               2002                2001
                                                    ----------------     ---------------    ----------------    ----------------
SERVICE REVENUES                                     $      118,427       $      97,970      $      303,531      $      420,961

DIRECT COST OF SERVICES                                      79,002              72,585             211,526             313,653
                                                     --------------       -------------      --------------      --------------

GROSS MARGIN                                                 39,425              25,385              92,005             107,308

OPERATING EXPENSES
     Legal & professional fees                               5,.964                 922             108,321               5,497
     Advertising/Promotion                                    3,441               2,246               7,929              14,587
     Salaries and benefits                                   48,765              45,226             153,204             142,568
     Payroll taxes                                            2,521               3,691               9,384              12,949
     Penalties                                                    -               1,266                   -              20,904
     Rent & leases                                                -               7,033              16,351              19,353
     Travel & entertainment                                   1,243                 170               1,850                 396
     Administrative expenses                                 13,872              12,527              43,057              43,170
                                                     --------------       -------------      --------------      --------------
           Total operating expenses                          75,806              73,081             340,096             259,423
                                                     --------------       -------------      --------------      --------------
LOSS FROM OPERATIONS                                        (36,381)            (47,696)           (248,091)           (152,115)

OTHER INCOME (EXPENSES)
      Interest and other income                                 476                   -                 716                  58
      Interest expense                                       (3,139)            (12,830)            (10,637)            (26,036)
                                                     --------------       -------------      --------------      --------------
          Net other income (expenses)                        (2,663)            (12,830)             (9,921)            (25,978)
                                                     --------------       -------------      --------------      --------------

NET INCOME (LOSS)                                    $      (39,044)      $     (60,526)     $     (258,012)     $     (178,093)
                                                     ==============       =============      ==============      ==============

LOSS PER SHARE
     Basic                                           $         (.01)      $       (1.21)     $         (.13)     $        (3.56)
                                                     ==============       =============      ==============      ==============

     Fully diluted                                   $         (.00)      $        (.01)     $         (.04)     $         (.03)
                                                     ==============       =============      ==============      ==============

AVERAGE NUMBER OF SHARES OUTSTANDING
     Basic                                                5,335,034              50,000           2,028,254              50,000
                                                     ==============       =============      ==============      ==============

     Fully diluted                                       10,446,534           5,161,500           7,139,754           5,161,500
                                                     ==============       =============      ==============      ==============


                                      See accompanying notes to these financial statements.

                                                                4

                                                     RESOLVE STAFFING, INC.
                                                    STATEMENTS OF CASH FLOWS
                                 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                                             Three Months Ended                      Nine Months Ended
                                                               September 30,                           September 30,
                                                          2002                2001                2002                2001
                                                     ---------------     ---------------    -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                        $     (39,045)      $     (60,526)     $      (258,012)     $     (178,093)
    Adjustments to reconcile net loss to cash
    used in operating activities:
        Depreciation                                            333                 792                1,813               2,256
        Interest converted to capital stock                       -                   -                  251                   -
        Contributed services                                 23,400                   -               64,600                   -
    Decrease (increase) in current assets:
        Accounts receivable                                   1,146              (8,750)             (22,796)             (2,680)
        Prepaid and other assets                              4,974                 223              (81,497)              1,390
    Increase (decrease) in current liabilities:
        Accounts payable                                    (19,065)            (31,292)              (4,190)              8,836
        Accrued expenses                                        (22)              6,050              (13,319)            (39,414)
                                                      -------------       -------------      ---------------      --------------
           Total adjustments                                 10,766             (32,977)             (55,138)            (29,612)
                                                      -------------       -------------      ---------------      --------------

    Net cash (used) by operating activities                 (28,279)            (93,503)            (313,150)           (207,705)
                                                      -------------       -------------      ---------------      --------------

CASH FLOWS FROM INVESTING
ACTIVITIES
    Purchase of property and equipment                            -               2,000                    -              (5,758)
                                                      -------------       -------------      ---------------      --------------
    Net cash (used) by investing activities                       -               2,000                    -              (5,758)
                                                      -------------       -------------      ---------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from insurance financing                            -                   -               93,061                   -
     Repayments of insurance financing                      (16,175)                  -              (71,295)                  -
     Loan from stockholder, net                              19,267            (108,306)             183,263                   -

     Proceeds from sale of common stock                           -                   -               40,000                   -
     Proceeds from note payable                                   -                   -               40,000                   -
     Capital contribution                                         -             199,576               22,096             199,576
                                                      -------------       -------------      ---------------      --------------
     Net cash provided by financing activities                3,092              91,270              307,125             199,576
                                                      -------------       -------------      ---------------      --------------

 NET INCREASE (DECREASE) IN CASH                            (25,187)               (233)              (6,025)            (13,887)

CASH, BEGINNING OF THE PERIOD                                38,629               6,043               19,467              19,697
                                                      -------------       -------------      ---------------      --------------

CASH, END OF THE PERIOD                               $      13,442       $       5,810      $        13,442      $        5,810
                                                      =============       =============      ===============      ==============


                                      See accompanying notes to these financial statements.

                                                                5

                                                     RESOLVE STAFFING, INC.
                                               STATEMENTS OF STOCKHOLDERS' EQUITY
                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002



                                              COMMON STOCK
                                      ------------------------------         PAID-IN              RETAINED
                                         SHARES            AMOUNT            CAPITAL              DEFICIT             TOTAL
                                      ------------      ------------     --------------        -------------      -------------
BALANCE, DECEMBER 31, 2001                  83,334      $          8     $      425,467        $    (407,403)     $      18,072

Issuance of common stock
  for services                               3,333                 -                100                    -                100

Donated services                                 -                 -             19,800                    -             19,800

Contributed capital by
  shareholder                                    -                 -             22,096                    -             22,096

Issuance of common stock in
  conversion of debenture                  248,367                25              7,426                    -              7,451

Net loss during period                           -                 -                  -             (106,689)          (106,689)
                                      ------------      ------------     --------------        -------------      -------------
Balance, March 31, 2002                    335,034                33            474,889             (514,091)           (39,169)

Donated services                                 -                 -             21,400                                  21,400

Issuance of common stock for
  cash, notes and debt                   5,000,000               500            199,500                                 200,000

Loss for the period                              -                 -                  -             (112,279)          (112,279)
                                      ------------      ------------     --------------        -------------      -------------
Balance, June 30, 2002                   5,335,034               533            695,789             (626,370)            69,953

Donated Services                                 -                 -             23,400                    -             23,400

Loss for the period                              -                 -                                 (39,044)           (39,044)
                                      ------------      ------------     --------------        -------------      -------------

Balance, September 30, 2002              5,335,034      $        534     $      719,189        $    (665,014)     $      53,309
                                      ============      ============     ==============        =============      =============


                                      See accompanying notes to these financial statements.

                                                               6

                             RESOLVE STAFFING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three and nine months ended September 30, 2002. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001as filed with the Securities and Exchange Commission.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Resolve Staffing, Inc. (formerly Columbialum Staffing, Inc.) and its wholly owned subsidiary Integra Staffing, Inc. All significant intercompany accounts and transactions have been eliminated.

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

                             RESOLVE STAFFING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002



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


NOTE B - PREPAID EXPENSES & OTHER ASSETS

At September 30, 2002, the components of Prepaid Expenses & Other Assets are summarized as follows:

                                                              Amount
                                                          ----------------
               Prepaid insurance                           $       84,799
               Prepaid interest                                       500
               Trademark                                            2,325
               Deposits                                             2,190
                                                           --------------
                   Total                                   $       89,814
                                                           ==============

Resolve financed its insurance premiums, including its workers compensation insurance and is presently committed to pay $8,088 per month through November 2002. The Company estimated its future payroll on the assumption that certain growth and/or an acquisition would be consummated during the year, neither of which has occurred. The prepaid insurance consist of the unamortized portion of its insurance premiums as well the estimated $60,000 overpayment on its workers compensation premiums, which the Company expects to receive in March 2003, the termination the policy period.

NOTE G - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2002, Resolve borrowed $3,287 from its former president, R. Gale Porter, and $15,980 from other shareholders. The debts are not evidenced by promissory note, and no interest is being paid by the Company. The full amount of the notes remain outstanding at September 30, 2002.

During the three months and nine months ended September 30, 2002, the President and Chief Financial Officer provided services to Resolve valued at $23,400 and $64,600, which were donated to the Company.

NOTE H - COMMITMENTS

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

                             RESOLVE STAFFING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE H - COMMITMENTS (Continued)

Resolve previously occupied a 1,540 square feet office space, housing its operating offices, pursuant to a three-year lease expiring October 30, 2002. The space has been leased to another tenant, therefore, Resolve was relieved of any liability on the remainder of the lease after August 31, 2002.

Mr. R. Gale Porter, the Company's president, resigned effective October 23, 2002 and the arrangement for the use of executive offices at no cost to the Company was terminated. The Company's operations were consolidated at the new leased premises.


NOTE I - SUBSEQUENT EVNETS

Registration Statement

On July 27, 2002, Resolve filed a registration statement on Form SB-2 with the Securities and Exchange Commission, under the Securities Act of 1933, whereby 6,330,366 shares of common stock are being registered and offered (including 111,500 shares underlying convertible debentures and 5,000,000 shares underlying the warrants. The Company is in the process of revising the registration statement, including the number of shares and warrants being registered.

Resignation of the President

Effective October 23, 2002, Mr. R. Gale Porter resigned as president of the Company. The Board of Directors is in the process of recruiting a replacement.

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

GENERAL

         Resolve Staffing, Inc., formerly Columbialum Staffing, Inc., was organized as a Nevada corporation on April 9, 1998 and since its inception until its acquisition of Integra Staffing, Inc. on December 10, 2001, had been devoting most of its efforts developing its business plan, raising capital, obtaining financing, establishing its accounting systems, and other administrative functions.

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

         During the year ended December 31, 2001, Columbialum, Ltd. approved an amendment its articles of incorporation to (a) change the name of the company to Columbialum Staffing, Inc.; (b) reduce the par value of its common stock and preferred stock from $0.001 to $0.0001; (d) increase the number of common shares we are authorized to issue from 20,000,000 to 50,000,000; and (e) increase the number of preferred shares Columbialum is authorized to issue from 2,000,000 to 10,000,000 shares.

         During the year ended December 31, 2001, we adopted a 2001 Equity Incentive Plan ("Incentive Plan") for the benefit of key employees (including officers and employee directors) and consultants of the Company and its affiliates. Our Board of Directors reserved 3,000,000 shares of the Resolve's $0.0001 par value common stock for grants under the Incentive Plan. The Incentive Plan is intended to provide those persons who have substantial responsibility for the management and growth of Columbialum with additional incentives and an opportunity to obtain or increase their proprietary interest in Resolve, encouraging them to continue in the employ of Resolve.

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

RESULTS OF OPERATIONS

For the nine months ended September 30, 2002 and 2001

         Revenues for the nine months ended September 30, 2002 compared to 2001 decreased from $420,961 to $303,531 or a 28% decrease reflecting a slow down in the industry and in the economy, especially subsequent to the September 11, 2001 disaster.

         During the same period cost of revenues decreased from $313,653 to $211,526 reflecting a commensurate decrease in relative costs of providing services to our customers. The major components of costs of revenues decreased as follows: labor, $276,742 to $185,723, workers compensation insurance increased from $4,915 to $7,431, and payroll taxes and benefits decreased from $30,656 to $18,341.

         For this period salaries increased from $142,568 to $153,204, consisting of decrease in wages of $5,964, and an increase in officer salaries of $16,600. The September 30, 2002 salaries include $66,600 in donated services by our CFO and former CEO.

         During this period, legal and professional expenses increased from $5,497 to $108,321, reflecting substantially higher legal expenses incurred to discharge Company's legal obligations under the Securities Exchange Act of 1934, and the filing its registration statement under the Securities Act of 1933, including mailings to shareholders, quarterly and annual reports, and the cost of auditing the Company's financial statements for 2001. The September 30, 2002 amount also includes $45,350 in consulting fees paid to an unrelated party.

         Additionally, for the same periods, public company expense increased from $0 to $3,929 reflecting filing fees and expenses in connection with the Company's filing of compliance reports with the Securities and Exchange Commission. Rent decreased from $19,353 to $16,351 reflecting lower rent expense and no extra charges for common area expenses during the period. Taxes & Licenses decreased from $12,949 to $9,384 reflecting the lower level of salaries for the respective periods.

         Major components of other expenses decreased: Penalties decreased by $20,904 reflecting better cash management and better funding. Advertising decreased from $14,587 to $7,929, reflecting a cost reduction program and a more targeted advertising program, as well as a lower level of operations. Printing expense increased from $2,079 to $4,640 reflecting additional costs associated with the change in corporate name and the change in location of our operating premises.

For the three months ended September 30, 2002 and 2001

         Revenues for the three months ended September 30, 2002 compared to 2001 increased from $97,970 to $118,427 or a 21% increase reflecting a current increase in operations compared to slower operations prior to September 11, 2001. There was a downturn in the industry and in the economy, subsequent to the September 11, 2001 disaster.

         During the same periods cost of revenues increased from $72,585 to $79,002 reflecting a commensurate increase in relative costs of providing services to our customers. The major components of costs of revenues increased as follows: labor decreased from $63,621 to $68,893; workers compensation insurance decreased $6,913 to $6,511, and payroll taxes and benefits decreased from $1,779 to $3,598.

         For this period salaries increased from $45,226 to $48,764. The September 30, 2002 amount included $23,400 in services donated by our CFO and former CEO. Other salaries actually decreased by $19,861 reflecting a decreased in office personnel.

         During the same period, legal and professional expenses increased by $5,042, reflecting substantially higher legal expenses incurred in connection with the normal operation of the enterprise.

         Major changes in other expenses are as follows: Advertising increased by $1,195 reflecting an increase in the Company's advertising program and a more targeted advertising program. Penalties decreased by $1,266 resulting from better cash management. Office expenses and printing expenses, increased by $2,359 and $1,125 respectively, reflecting an increased in business activity.

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

         On June 24, 2002, we sold 5,000,000 units, each consisting of one share of our common stock and one five-year $.15 common stock purchase warrant for $200,000 as follows:

         1. 2,500,000 units were issued in exchange for the cancellation of the 18% Subordinated Convertible Notes due October 1, 2002.

         2.       1,000,000 units were issued in exchange for $40,000 in cash.

         3. During the current period, also approximately $75,000 from officers, directors and shareholders without evidence of promissory notes or interest, of which $60,000 was cancelled in exchange for the issuance of 1,500,000 units.

         In June, 2002 we borrowed $40,000 from an unrelated individual evidenced by a promissory notes with interest at 12% per annum. This debt is secured by our accounts receivables.

         As of September 30, 2002, we had working capital of $156,121 and liabilities to note holders and short term advances in the amount of $120,179, including insurance financing of $21,766.

         At the current level of operations we do not have sufficient resources on hand, including cash and accounts receivables to operate for the next 12 months, without additional sources of capital. We plan to satisfy our cash requirements though additional equity financing and sales of our services. We are exploring financing alternatives including but not limited to selling additional equity, bank or private borrowing, or from officers, directors or shareholders. We do not have any commitments in this regard and no assurance can be given that our financing efforts will be successful. If we are not able to obtain additional financing our operations may be curtailed and an investment in our common stock would be lost.

         Management believes that revenues will increase significantly during the next 12 months. As of September 30, 2002, we had approximately $13,442 in cash with which to satisfy our future cash requirements. Additionally, we anticipate a refund of workers insurance paid of $60,000 (approximately $47,500 as of September 30, 2002) at the termination of the policy currently in force. At our current level of operations, we would require a minimum of $125,000 to satisfy the Company's basic cash needs for the next 12 months.

         At November 18, 2002, we had no material commitments for capital expenditures.

Item 3.  Controls and Procedures

         Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings.

Part II Other Information

Item 2.  Changes in Securities

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99.1     Certification pursuant to 18 U.S.C. Section 1350

         (b)      Reports on Form 8-K

                  Form 8-K dated October 23, 2002 - Resignation of R. Gale Porter as president and director of the Company

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                RESOLVE STAFFING, INC.




Dated:  November 19, 2002                       /s/ Cristino L. Perez
                                                --------------------------------
                                                By:  Cristino L. Perez
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                  CERTIFICATION

         I, Cristino L. Perez, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Resolve Staffing, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to me by others, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 19, 2002                    /s/ Cristino L. Perez
                                     -------------------------------------------
                                     Cristino L. Perez, CFO
                                     (Principal Executive and Financial Officer)