Form 10QSB/A
period 2002-06-30
RESOLVE STAFFING INC
filed 2002-11-21
CIK 1106207

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB/A


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

                         Commission file number 0-29485

                             RESOLVE STAFFING, INC.
                           --------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                    NEVADA                                  33-0850639
       ---------------------------------                -------------------
        (State or Other Jurisdiction of                    (IRS Employer
         Incorporation or Organization)                 identification No.)


                       105 North Falkenburg Road, Suite B
                              Tampa, Florida 33619
                     ---------------------------------------
                    (Address of Principal Executive Offices)


                                 (813) 662-0074
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                           COLUMBIALUM STAFFING, INC.
                            310 East Harrison Street
                              Tampa, Florida 33602
               --------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If changed since Last Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2002 there were outstanding 5,335,034 shares of common stock, par value $0.0001, and no shares of preferred stock.

Part I   Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated balance sheets as of June 30, 2002 and
           December 31, 2001                                               3

         Consolidated statements of operations for the three and
           six months ended June 30, 2002 and 2001                         4


         Consolidated statements of cash flows for the three and
           six months ended June 30, 2002 and 2001                         5


         Consolidated statements of stockholders' equity for the
           six months ended June 30, 2002                                  6

         Notes to consolidated financial statements                        7


                                             RESOLVE STAFFING, INC.
                                                 BALANCE SHEETS
                                             JUNE 30, 2002 AND 2001
                                                                                       (Unaudited)
                                                                                         June 30,
                                                  ASSETS                                   2002              December 31, 2001
                                                                                   ---------------------    -------------------
CURRENT ASSETS
    Cash                                                                           $             38,629     $           19,467
    Accounts receivable, net of allowance
      for bad debts                                                                              54,011                 30,069
    Prepaid and other assets                                                                     94,788                  8,317
                                                                                   --------------------     ------------------
        Total current assets                                                                    187,428                 57,853
                                                                                   --------------------     ------------------

PROPERTY AND EQUIPMENT
    Property and equipment                                                                       28,382                 28,382
    Less: Accumulated depreciation                                                                9,682                  8,202
                                                                                   --------------------     ------------------
        Net property and equipment                                                               18,700                 20,180
                                                                                   --------------------     ------------------

                  TOTAL ASSETS                                                     $            206,128     $           78,033
                                                                                   ====================     ==================


                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                               $             38,573     $           23,698
    Accrued payroll taxes                                                                         1,922                 17,171
    Insurance financing                                                                          37,941                      -
    Debentures payable                                                                           11,150                 18,450
    Notes payable                                                                                43,996                      -
    Other current liabilities                                                                     2,593                    642
                                                                                   --------------------     ------------------

        Total current liabilities                                                               136,175                 59,961
                                                                                   --------------------     ------------------
STOCKHOLDERS' EQUITY
    Common stock, $.0001 par value, 50,000,000 shares
      authorized, issued and outstanding: 2002 - 5,335,034
     shares; 2001 - 50,000 shares (restated)                                                        534                      8
    Paid-in capital                                                                             695,789                425,467
    Retained earnings (deficit)                                                                (626,370)              (407,403)
                                                                                   --------------------     ------------------

             Total stockholders' equity                                                          69,953                 18,072
                                                                                   --------------------     ------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $            206,128     $           78,033
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

                                                            3

                                                RESOLVE STAFFING, INC.
                                               STATEMENTS OF OPERATIONS
                               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001



                                                            Three Months Ended                       Six Months Ended
                                                                 June 30,                                June 30,
                                                         2002                 2001               2002                2001
                                                    ---------------      --------------     ---------------     ---------------
SERVICE REVENUES                                    $        99,564      $      147,116     $       185,104     $       322,991

DIRECT COST OF SERVICES                                      77,066             110,073             132,524             241,068
                                                    ---------------      --------------     ---------------     ---------------

GROSS MARGIN                                                 22,498              37,043              52,580              81,923

OPERATING EXPENSES
     Legal & professional fees                              48,.971               2,000             102,356               4,575
     Advertising/Promotion                                      841               4,149               4,489              12,341
     Salaries and benefits                                   55,315              47,935             104,440              97,342
     Payroll taxes                                            3,526               2,881               6,663               9,257
     Penalties                                                    -                   -                   -              19,638
     Rent & leases                                            7,023               7,388              16,351              12,320
     Travel & entertainment                                       -               2,797                 607               4,726
     Administrative expenses                                 13,645              16,754              29,184              26,143
                                                    ---------------      --------------     ---------------     ---------------
           Total operating expenses                         129,321              83,904             264,290             186,342
                                                    ---------------      --------------     ---------------     ---------------

 LOSS FROM OPERATIONS                                      (106,823)            (46,861)           (211,710)           (104,419)

OTHER INCOME (EXPENSES)
      Interest and other income                                 240                   -                 240                  58
      Interest expense                                       (5,696)            (11,053)             (7,498)            (13,206)
                                                    ---------------      --------------     ---------------     ---------------
          Net other income (expenses)                        (5,456)            (11,053)             (7,258)            (13,148)
                                                    ---------------      --------------     ---------------     ---------------

NET INCOME (LOSS)                                   $      (112,279)     $      (57,914)    $      (218,968)    $      (117,567)
                                                    ===============      ==============     ===============     ===============


LOSS PER SHARE
     Basic                                          $          (.17)     $        (1.16)    $          (.58)    $         (2.35)
                                                    ===============      ==============     ===============     ===============

     Fully diluted                                  $          (.02)     $         (.01)    $          (.04)    $          (.02)
                                                    ===============      ==============     ===============     ===============

AVERAGE NUMBER OF SHARES OUTSTANDING
     Basic                                                  664,705              50,000             374,863              50,000
                                                    ===============      ==============     ===============     ===============

     Fully diluted                                        5,776,205           5,161,500           5,486,363           5,161,500
                                                    ===============      ==============     ===============     ===============


                                         See accompanying notes to these financial statements.

                                                                  4

                                                     RESOLVE STAFFING, INC.
                                                    STATEMENTS OF CASH FLOWS
                                    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001



                                                            Three Months Ended                       Six Months Ended
                                                                 June 30,                                June 30,
                                                      ---------------------------------      -----------------------------------
                                                          2002                2001                2002                2001
                                                      -------------       -------------      --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                        $    (112,279)      $     (57,914)     $     (218,967)      $     (117,567)
                                                      -------------       -------------      --------------       --------------
    Adjustments to reconcile net loss to cash
      used in operating activities:
        Depreciation                                              -                 792               1,480                1,464
        Interest converted to capital stock                       -                   -                 251                    -
        Contributed services                                 21,400                   -              41,200                    -
    Decrease (increase) in current assets:
        Accounts receivable                                  (2,422)             40,024             (23,942)               6,070
        Prepaid and other assets                              2,033               1,306             (86,471)               1,167
    Increase (decrease) in current liabilities:
        Accounts payable                                     28,770               8,642              14,875               40,128
        Payroll tax accruals                                 (4,869)              8,551             (15,249)             (34,837)
        Other current liabilities                               766                (321)              1,952              (10,627)
                                                      -------------       -------------      --------------       --------------
           Total adjustments                                 45,688              58,994             (65,904)               3,365
                                                      -------------       -------------      --------------       --------------

    Net cash (used) by operating activities                 (66,591)              1,080            (284,871)            (114,202)
                                                      -------------       -------------      --------------       --------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                            -               7,550                   -               (7,758)
                                                      -------------       -------------      --------------       --------------

    Net cash (used) by investing activities                       -               7,550                   -               (7,758)
                                                      -------------       -------------      --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from insurance financing                            -                   -              93,061                    -
     Repayments of insurance financing                      (24,263)                  -             (55,120)                   -
     Loan from stockholder, net                              45,596               4,692             163,996              108,306
     Proceeds from sale of common stock                      40,000                   -              40,000                    -
     Proceeds from note payable                                   -                   -              40,000                    -
     Capital contribution                                         -                   -              22,096                    -
                                                      -------------       -------------      --------------       --------------

     Net cash provided by financing activities               61,333               4,692             304,033              108,306
                                                      -------------       -------------      --------------       --------------

 NET INCREASE (DECREASE) IN CASH
                                                             (5,258)             (1,778)             19,162              (13,654)

CASH, BEGINNING OF THE PERIOD                                43,887               7,821              19,467               19,697
                                                      -------------       -------------      --------------       --------------

CASH, END OF THE PERIOD                               $      38,629       $       6,043      $       38,629       $        6,043
                                                      =============       =============      ==============       ==============



                                      See accompanying notes to these financial statements.


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

NOTE D - SALE OF SECURITES

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

         Allowance for uncolletible accounts receivable: We estimate and provide an allowance for uncollectible accounts receivable based on analysis and age of our open accounts, our experience with the particular customer, our own historical experience with bad debts, as well as other information obtained from outside sources.

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

         For this period salaries increased from $47,935 to $55,315. The June 30, 2002 amount included $23,400 in services donated by our CEO and CFO. Other salaries actually decreased by $16,020 reflecting a commensurate decrease in revenue activity for the periods..

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


                                                  RESOLVE STAFFING, INC.



Dated:  November  ____, 2002                      /s/ Cristino L. Perez
                                                  ------------------------------
                                                  By:  Cristino L. Perez
                                                       Chief Financial Officer