Form 10KSB
period 2002-12-31
RESOLVE STAFFING INC
filed 2003-04-03
CIK 1106207

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X]      Annual report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________ to _________

                           Commission File No. 0-29485

                               RESOLVE STAFFING, INC.
                 (Name of Small Business Issuer in Its Charter)

         NEVADA                                            33-0850639
------------------------------                             ----------
(State or Other Jurisdiction of                          (IRS Employer
Incorporation or Organization)                         Identification Number)

105 North Falkenburg Road, Tampa, FL                           33619
-----------------------------------------                      -----
(Address of Principal Executive Offices)                    (Zip Code)

                                 (813) 662-0074
                           (Issuer's Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  (None)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock, par value $0.0001
                         -------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $471,821

The market value of the common stock held by non-affiliates cannot be estimated since there is no market for the company's shares.

The were 6,046,069 shares of common stock outstanding as of March 15, 2003.


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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


Background of the company

     Resolve Staffing, Inc. (formerly Columbialum Staffing, Inc. and Columbialum, Ltd.) was organized under the laws of the State of Nevada on April 9, 1998, and was a "blank check" or "shell" company whose primary purpose was to engage in a merger with, or acquisition of one or a small number of private firms expected to be private corporations, partnerships or sole proprietorships. On September 27, 2001, Work Holdings LLC, a limited liability company controlled by Rene Morissette and William A. Brown, acquired 97.4% of our outstanding common stock, changed management, and in November 2001, entered into an agreement to acquire Integra Staffing, Inc. ("Integra") for 50,000 shares of our common stock. Work Holdings LLC was a parent of Resolve prior to the acquisition of Integra. As a result of the issuance of 50,000 shares to the former shareholders of Integra in the acquisition, Work Holdings LLC's ownership was reduced to 39%, was reduced to 9.8% as a result of the conversion of outstanding convertible debentures and was further reduced to 4.7% (8.5% assuming the exercise of 200,000 warrants) as a result of the issuance of 5,000,000 units, previously described. We acquired Integra in December 2001 and its staffing business is the core of our business at the present time.

Integra was organized on August 16, 1999 in the State of Florida. We acquired all of the outstanding capital stock of Integra on December 12, 2001 in exchange for 50,000 shares of our common stock. At the time of the exchange, the 50,000 shares represented 60% of our outstanding common stock. The shareholders of Integra were two trusts in which Frank Harman was the grantee and beneficiary and Cristino L. Perez, our CFO, was trustee, R. Gale Porter and his wife, Jerry G. Porter, Charles and Lorraine Lincoln and the William A. Brown Family Trust.

On September 24, 2001, Premier Ventures Inc. acquired 32,466 shares of Resolve from M. Richard Cutler and Vi Bui. On September 27, 2001 Work Holdings LLC acquired the 32,466 shares from Premier Ventures for $100,000 At the time of the transfer, such shares represented 97.4% of our outstanding stock. We have come to understand that the transaction was structured by Premier as a two step transaction to provide Premier with $75,000 profit on a riskless basis. There are no relationships or associations between Premier, its officers, directors and affiliates and Resolve, Work Holdings LLC or their respective officers, directors and affiliates. The acquisition of 97.4% of our stock outstanding in September 2001 (which shares now represent 0.6% of our outstanding stock) by Work Holdings LLC was to obtain a reporting company shell with which to acquire assets of a temporary workforce business. Work Holdings LLC is managed by Rene Morissette, who has no family relationship to any of our officers and directors. Work Holdings LLC is beneficially owned by Mr. Perez, our CFO (15.13%), (29.12%) and Mr. Charles Lincoln, our former CEO (44.58%).

ACQUISITION OF INTEGRA

     We entered into an agreement to acquire Integra in November 2001 in exchange for the issuance of 50,000 shares of common stock and completed the transaction December 12, 2001, which involved the issuance of the shares to the individuals that owned Integra capital stock, as follows:



     R. Gale and Jerry Port                17,500
     Cristino L. and Elona Perez            7,750
     William A. Brown Family Trust         12,685
     Frank Hartman                          1,815
     Charles and Lorraine Lincoln          10,250
                                           ------
                                           50,000

Integra was incorporated for the purpose of establishing and operating a temporary employment agency. The terms of the acquisition required Columbialum to issue 1,500,000 shares of (pre-split) common stock representing 60% of the then outstanding shares in exchange for 100% of the outstanding shares of Integra common stock, 1,000 shares at a par value of $.01 per share. The exchange rate was 1,500 shares of Columbialum for every one share of Integra

We plan to grow our business through the acquisition of private companies in the staffing industry that would provide types of staffing and/or related services with which we are familiar. We may seek private staffing companies for acquisitions or strategic alliances both in and out of the Tampa, Florida area. We believe that by acquiring existing staffing companies it will enable us to:

-     recruit well-trained, high-quality professionals;
-     expand our service offerings;
-     gain additional industry expertise;
-     broaden our client base; and
-     expand our geographic presence.

We do not currently have any signed agreements to acquire any private company. We have had discussions with one staffing company and have signed a confidentiality agreement to facilitate the exchange of due diligence information. Thus far our preliminary discussions have focused on a stock for stock exchange, but terms are not definite. The confidentiality agreement does not obligate either party to any transaction, but limits the parties from disseminating proprietary information to anyone except employees or agents of
the respective companies.   A material issuance of shares would have a negative
effect on current investors by diluting their ownership interest. None of our promoters, management, affiliates or associates have any interest, direct or indirect, in the company we are having discussions with. There is no present plan to engage in such an interested party transaction because none of the persons enumerated above have any other business interest in the staffing industry. We do not have any corporate policy that would prohibit such a transaction, subject to the requirements and limitations of Delaware corporate law regarding director obligations of fair dealing.

While we may prefer to structure potential acquisitions in the form of a stock for stock exchange, we may acquire private companies for a combination of cash and stock. The principal factors that would effect whether a transaction is solely for stock or a combination of stock and cash are the tax and financial
objectives of the prospective sellers.   Three major factors in being able to
acquire private companies are (1) workers compensation insurance coverage, (2) financing, and (3) an exit strategy for owners of these private companies. We have secured or workers compensation insurance with a major carrier with an excellent modification rate, and are poised to add additional staffing employees cost effectively. Although, except as described above, the Company has not actively attempted to attract or negotiate with acquisition candidates, management believes they will be able to secure temporary and permanent financing for the initial cash requirement of a limited number of acquisitions. Management further believes that negotiations with prospective target companies would be most effective once the Company's stock has a public market, of which
there is no assurance.   Management believes that many private company may be
acquired using future payout and not require significant current cash outlay. Any such acquisition may require the issuance of large number of shares of common or preferred stock, which would have a dilutive effect on current shareholders.

     We had verbal agreements with two business brokers in an effort to assist us to identify potential candidates for potential acquisitions consistent with our growth by acquisition plan. These brokers were not affiliates of the Company or of our officers, directors or affiliates. There were no arrangements as to compensation in the event that any of these brokers identified a potential business acquisition, they have not identified any such candidates and we have not paid any commissions or any fees to them thus far. We have decided not to use their services to identify acquisition candidates.

We hope to complete the acquisition of at least one private company within the next 12 months, but we may not be able to do so. This acquisition we hope would be accomplished entirely by the issuance of common or preferred stock. If cash was required for the acquisition or to support the operations of the acquired company, we would try to raise funds in a private equity financing or by securing a line of credit. We do not have any commitments for either type of financing.

EXPANSION PLAN

We also plan to grow our business through opening additional offices, initially in local area, and subsequently expanding to mid-market areas of Florida and then throughout the southeast United States. This plan would increase the Company's business concentration in coverage areas. The basic requirements for such expansion would be initial funding for premises, personnel, etc. as well as the accounts receivables. This type of expansion would be accomplished by direct investment and would not normally require issuance of common or preferred
stock.  The Company has not yet begun this expansion program.   We anticipate
that with in the next 12 months the Company open two additional offices with in 10 miles of our present locations. The funding of such officers would be accomplished through funds generated from operations and private financing for such purpose.

GENERAL

We are a local provider of human resource services focusing on the professional, clerical, administrative and light industrial staffing market in Tampa, Florida, through our Integra subsidiary. Integra recruits, trains and deploys temporary personnel and provides payroll administration services to its clients. Integra's clients, consisting primarily of local companies, include businesses in the manufacturing, distribution, hospitality, and construction industries.

As of January 31, 2003, Integra provided approximately 89 flexible individual staffing personnel monthly. Integra has approximately 18 clients. Substantially all of our revenue came from providing temporary workers and were generated by our predecessor, Integra Staffing, Inc.

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

     PAYROLL ADMINISTRATION. We assume responsibility for our Integra service employees for payroll and attendant record-keeping, payroll tax deposits, payroll tax reporting, and all federal, state, payroll tax reports (including 941s, 940s, W-2s, W-3s, W-4s and W-5s), state unemployment taxes, employee file maintenance, unemployment claims and monitoring and responding to changing regulatory requirements.

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

We are the employer of record with respect to flexible industrial staffing services and assume responsibility for most employment regulations, including compliance with workers' compensation and state unemployment laws. As part of our basic services in the flexible staffing market, we conduct a human resources needs analysis for clients and client employees. Such analysis includes reviewing work schedules and productivity data, in addition to recruiting, interviewing, and qualifying candidates for available positions. Based on the results of that review, we recommend basic and additional services that the client should implement.

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

The focus of our temporary staffing service is to provide short and long term employees as well as temp to hire employees to financially secured employers in the Tampa Bay area. The average employee will work a 40 hour work week for a client and will work for an average of 2 employers per month. It is estimated an employee will work an average of 14 days per month. Our service specializes in clerical and light industrial staffing with the largest percentage in the clerical field. Each applicant is thoroughly interviewed tested and screened to meet the requirements of our customers. For long term and temp to hire positions a large percentage of our customers will interview our candidates and then select the one they believe to be best suited for the position.

At this time we do not have any contractual agreements with our customers for providing staffing.

SALES AND MARKETING

We market our flexible staffing services through a combination of direct sales, telemarketing, trade shows and advertising. We have two full time salespersons.

CLIENTS

Our clients represent a cross-section of the industrial sector, of which no single client represents more than 5% of our total revenues. Although more than 99% of Integra's clients are local and regional companies, Integra's client list does include some national companies. One customer, H. Lee Moffit Medical Clinic, represented 16% of our revenue for the year ended December 31, 2001 and -0-% of our revenue for the fiscal year ended December 31, 2002.

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

We have begun marketing in the areas of non-clinical healthcare.
These areas include medical transcriptionists, medical billers and coders, admissions staff, medical file clerks and data entry and other areas of non-clinical staffing. Since healthcare is ever-growing our expansion plans may include the acquisition of a healthcare staffing company specializing in nursing, physicians or other clinical specialties. If we cannot successfully acquire an existing company we may choose to start our own clinical staffing division since management has vast experience in clinical staffing.

COMPETITION

We compete with many small providers in addition to several large public companies, including Ablest, Inc., Spherion, Adecco, S.A., Kelly Services, Inc., Manpower, Inc., and others. There are limited barriers to entry and new competitors frequently enter the market. Although a large percentage of flexible staffing providers are locally operated with fewer than five offices, most of the large public companies have significantly greater marketing, financial and other resources than us. We believe that by focusing primarily on customer service, we enjoy a competitive advantage over many of our competitors that attempt to provide a broader range of staffing services. We also believe that by targeting regional and local companies, rather than the national companies that are generally being pursued by our competitors, we can gain certain competitive advantages.

We believe that several factors contribute to obtaining and retaining clients in the professional, clerical, administrative, light industrial and technical support staffing market. These factors include an understanding of clients' specific job requirements, the ability to reliably provide the correct number of employees on time, the ability to monitor job performance, and the ability to offer competitive prices. To attract qualified candidates for flexible employment assignments, companies must offer competitive wages, positive work environments, flexibility of work schedules, an adequate number of available work hours and, in some cases, vacation and holiday pay. We believe we are reasonably competitive in these areas in the markets in which we compete, although we cannot assure you that we will maintain a competitive standing in the future.

INDUSTRY REGULATION

OVERVIEW

As an employer, we are subject to federal, state, and local statutes and regulations governing our relationships with our employees and affecting businesses generally, including employees at client worksites.

We assume the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to our employees. Payroll taxes for the third quarter of 2001 were past due from Integra in the amount of $13,275 at December 31, 2001, and an arrangement was made with the IRS whereby this liability was paid in full in monthly installments through May, 2002.

Employee Benefit Plans. We plan to offer various benefit plans to our worksite employees. These plans include a multiple-employer retirement plan, a cafeteria plan, a group health plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, employee benefit plans are subject to provisions of both the Internal Revenue Code and the Employee Retirement Income Security Act of 1974, as amended. In order to qualify for favorable tax treatment under the Code, the benefit plans must be established and maintained by an employer for the exclusive benefit of the employer's employees. An IRS examination may determine that we were not the employer of our worksite employees under Internal Revenue Code provisions applicable to employee benefit plans. If the IRS were to conclude that we were not the employer of our worksite employees for employee benefit plan purposes, those employees would not have qualified to make tax favored contributions to our multiple-employer retirement plans or cafeteria plan. If such conclusion were applied retroactively, employees' vested account balances, could become taxable immediately, we could lose our tax deduction to the extent the contributions were not vested, the plan trust could become a taxable trust and penalties could be assessed. In such a scenario, we could face the risk of potential litigation by some of our clients. As such, we believe that a retroactive application by the IRS of an adverse conclusion could have a material adverse effect on our financial position, results of operations and liquidity.

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


TRADEMARKS AND SERVICE MARKS

We do not have any registered trade or service marks. It is our intention to develop service marks as appropriate and seek federal registration when possible. We have begun the process of registering the mark "Resolve Staffing", and the name "Resolve Staffing" with a design, and, if federal registration is granted, we intend to develop Resolve Staffing as our brand identity.

CORPORATE EMPLOYEES

As of March 15, 2003 , we had 95 employees, of whom 89 were flexible staffing personnel and 6 were employed in sales and administrative capacities. Of the six administrative employees, three are officers and work full time. Twenty of our part-time employees work 30 hours or more per week. We believe that our relationships with our employees are good.

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

We have no definitive agreements or understandings with respect to any acquisitions, but have signed a non-disclosure agreement with one company, which is not affiliated with any member of our management or affiliates.



ITEM 2.  DESCRIPTION OF PROPERTY


Our prior executive offices consisted of 2,000 square feet of office space at facilities which were provided to us by R. Gale Porter, our former President, Chief Operating Officer and a director, without rent until such time as we raised sufficient funds for an adequate level of operations. Mr. R. Gale Porter, the Company's president, resigned effective October 23, 2002 and the arrangement for the use of executive offices at no cost to the Company was terminated. The Company's operations were consolidated at our new premises leased in June, 2002.

         We entered into a lease on June 19, 2002, effective July 8, 2002, for 1,056 square feet office space, housing our operating offices, pursuant to a three-year lease with Tampa Associates, A Georgia Partnership, an unaffiliated party. The lease expiring June 30, 2005. The monthly rental is $1,106 per month, plus escalations for increases in real estate taxes and common charges.

         Previously we occupied a 1,540 square feet office space, housing our operating offices, pursuant to a three-year lease expiring October 31, 2003. The space was leased to another tenant, therefore, we were relieved of any liability on the lease after August 31, 2002.

         Our offices are adequate for our present level of operations. In the future we will need additional facilities in which to centralize our accounting, training, human resource, risk management and executive work activities. If we expand our business , we anticipate we will require larger scale data processing and network communication capabilities, which will be needed in order to facilitate the assimilation of acquired companies into our methods of operating and accounting standards, and to provide customers state-of-the-art service and support.

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

As of March 31, 2003 we owe our prior securities counsel approximately $35,000 for services rendered. We have received notice that prior counsel intends to submit the matter to a collections agency should we not come to terms prior to April 4, 2003.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.



                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS


MARKET INFORMATION AND OFFERING PRICES

     Our securities do not currently, and have not in the past, traded on any public market. Thus, there is currently no market for our securities and there can be no assurance that a trading market will develop or, if one develops, that it will continue or provide liquidity into which shares may be sold.

NUMBER OF SHAREHOLDERS

     The number of shareholders of record of our common stock as of the close of business on March 15, 2003 was thirty-eight; however, if all of our outstanding convertible debentures were converted, we would have 167 shareholders.

DIVIDEND POLICY

     To date, we have declared no cash dividends on our common stock, and we do not expect to pay cash dividends in the near term. Our Board of Directors intends to follow a policy of using retained earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, if any, financial condition, capital requirements and other factors.


RECENT SALES OF UNREGISTERED SECURITIES

     For the fourth quarter of the year ended December 31, 2002, we have not issued any unregistered shares of our common stock par value $.0001 per share.

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

General overview

     Our activities since inception were limited to organizational matters, and did not have operating activity until we acquired Integra in December , 2001.

     We registered our common stock on a Form 10-SB Registration Statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We file periodic reports under Rule 13(a) of the Exchange Act with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.


LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through short-term credit facilities and from the sale of convertible debentures:

     - On November 16, 2001, we issued an aggregate of $7,300 principal amount of 5% convertible subordinated debentures due December 31, 2002 to 18 individuals and entities, each of whom were accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The transaction was made directly by the officers and directors of the Company without a placement agent.

     - On December 6, 2001, we issued an aggregate of $11,150 of 6% convertible subordinated debentures due June 30, 2003.

     - In March 2002, we sold 18% Subordinated Convertible Notes due October 1, 2002 in the aggregate principal amount of $100,000. The notes were convertible into our common stock at $2 per share. In April 2002, we authorized a one-for-thirty reverse split of our common stock, effectively changing the conversion price to $60 on a post split basis. We negotiated with the investors to issue each investor 58,000 units consisting of one share of common stock and one warrant exercisable into common at $.15 per share in exchange for assignment of their notes. Such notes were subsequently re-issued as follows: Bruce Gordy - $2,320; Global Partners, LLC $16,252; R. Gale and Jerry M. Porter - $19,736; William A. Brown Family Limited Partnership $58,372; Ronald Dowdy - $2,320 and Brenda Holson - $1,000. All of such notes were subsequently cancelled in exchange for an aggregate of 2,500,000 units as stated below.

     - We sold 5,000,000 units each consisting of one share of our common stock and one five-year $.15 common stock purchase warrant on June 24, 2002 for $200,000. Of the $200,000, $40,000 was for cash , $100,000 was in exchange for the above notes and $60,000 was for the satisfaction of outstanding debt. The number of warrants outstanding was reduced to 4,256,600 after cancellation of 743,400 warrants by Mr. R. Gale Porter, our former president, on November 22, 2002.

     - During May and June 2002 we secured a short term loan from an unrelated individual in the amount of $40,000 with interest at the rate of 12% per annum, secured by our accounts receivables.

- From August 2002 through December 2002, we received loans from William A. Brown, our vice-president and major shareholder, in the amount of $67,000. The loans were converted to a promissory note due March 31, 2004 with interest at the rate of 5% per annum payable quarterly.

     - Subsequent to December 31, 2002, we have received additional loans from William A. Brown amounting to $25,500.

We have incurred net losses from operations in each quarter since inception, our net loss for the fiscal year ended December 31, 2002 was $745,587 and for the fiscal year ended December 31, 2001 was $407,403. Our average monthly revenues for each of the four quarters of 2002 was $28,500, $33,200, $39,500, and $54,500. Although we have seen our quarterly revenues and business activity increase in recent months, evidenced by our flexible staffing employees increasing from 42 in September 2002 to 87 in January 2003, our revenues have continued to decrease and we expect to continue to incur losses for the
foreseeable future.    We expect  our operating expenses to increase
significantly in the near future as we attempt to build our brand and expand our customer base. We hope our expenses will be funded from operations and short term loans from major shareholders; however, our operations may not provide such
funds and we may not obtain short term loans from shareholders.   Our
shareholders are under no obligation to provide additional loans to the company, and there are no agreements for them to do so. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability.

As of December 31, 2002 , we had a working capital of $44,718. As of that date we had a current liabilities of $127,746, including a liability to a note holder of $40,000 due February 3, 2003. We have extended the maturity date of the $40,000 note to May 3, 2003. Through December 31, 2002, we received loans from William A. Brown, our vice-president and major shareholder of $67,000 with which the insurance financing debt was satisfied, and an additional $25,500 through March 11, 3003. Our shareholders are under no obligation to provide additional loans to the company, and there are no agreements for them to do so. During the next twelve months, we plan to satisfy our cash requirements, if at all, through additional equity financing, factoring our accounts receivables and from sales of our services. We do not have specific plans for additional equity financing, or factoring of our receivables, and we may not be successful in this regard. If we are not able to obtain additional financing our operations may be curtailed or discontinued and an investment in our common stock would be lost.

Revenues have been slower to materialize than previously anticipated. At our current level of operations, we would require a minimum of $125,000 to satisfy the Company's basic cash needs for the next 12 months.

As of December 31, 2002, we did not have any cash with which to satisfy our future cash requirements. However, in addition to receiving loans from William
A. Brown, our vice-president and major shareholder, of $25,500 though March 11, 2003, we anticipate a refund of workers insurance paid of $65,000 after the expiration of the policy currently in force through February 22, 2003. Although we have not yet received such refund, we have provided documentation to the insurance company and are awaiting the finalization of their policy audit. We have renewed the current policies at an annual cost of approximately $23,594. We made a down payment of $4,968, and financed the remaining premiums payable in nine monthly payments of $2,148.

Management anticipates meeting the remaining of its cash needs from increased operations, from factoring our accounts receivable of approximately $90,000 at December 31, 2002, and from short-term private financing from its officers, directors, shareholders, and others. We do have any arrangement with our officers, directors, stockholders or others and they are not under any obligation to provide loans us. We have applied for a $100,000 line of credit from a financial institution, and are currently awaiting a response on our application. From January 1, 2003 through March 11, 2003, Mr. William A. Brown, our vice-president has made additional loans to us of $25,500. We have no arrangements regarding additional future loans, if any.

Our monthly revenues have increased from approximately $13,000 during the quarter ended December 31, 2002, to $18,000 per week for the first quarter of 2003 through March 15, 2003. We believe, based on current revenues, and other resources, we would be able to maintain our current operations for a period of 12 months.

Additionally, we would require approximately $750,000 during the next 12 months to implement our expansion and development plans. If we are unable to obtain this additional financing, we may be forced to curtain or discontinue our present expansion and development plans.

Previously, we applied for and were tentatively approved for a three-year $5 million line of credit from a private financial institution for up to 85% of our qualified trade accounts receivable, secured by accounts receivable of target acquisitions as well as our current accounts receivable, which required guarantees by the officers and directors. The line of credit required a commitment fee of 1%, and interest at the rate of the Wall Street Journal prime rate plus 2.25%. We have decided not to pursue funding from this line of credit because the cost of such a equity line was prohibitive at our current level of operations.

Management has not obtained any other additional equity or debt financing as of the date of this report, we plan to obtain a credit line similar to the one described above, which would be adequate to fund our expansion and much of our planned development efforts. In the event that we are unable to obtain further debt or equity financing, we may not be able to continue operations as currently conducted, expand our present operations, or achieve successful acquisitions of other enterprises.

At  March  15,  2003,  we  had no material commitments for capital expenditures.


NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, " Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146, which will be effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the company's results of operation, financial position or cash flows.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation", transition requirements when voluntarily changing to the fair value based method of accounting for stock-based compensation and also amends FAS 123 disclosure requirements. FAS 148 is not expected to have a material impact on the company's results of operations, financial position or cash flow.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     In December, 2001, the SEC issued a cautionary advice to elicit more precise disclosure in this Item 7, MD&A, about accounting policies management believes are most critical in portraying the company's financial results and in requiring management's most difficult subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates.

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

         o Workers compensation insurance: The cost of our workers compensation insurance is based on premiums determined by our insurance carrier for the particular type of service our employees provide to our customers, modified by a factor computed based on our claims history. A deterioration in our claims experience would result in increased insurance costs for future salary and wages base. Although we attempt to estimate our future liability, often it is the result of
                                       14
                  unanticipated claims for work related injuries.

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


IMPACT OF INFLATION

     Inflationary factors have not had a significant effect on our operations.

COMPARISON OF CONSOLIDATED OPERATIONS FOR YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001.

     Comparison of consolidated operations of our Company and Integra Staffing, Inc., our wholly owned subsidiary are as follows:

     The net loss increased from $289,522 for year ended December 31, 2001 to $338,184 or a 17% increase for year ended December 31, 2002. The primary factor in this increase relates to legal and accounting expenses of $83,100, and related public company expenses of $4,100.

     Revenues for years ended December 31, 2001 to 2002 decreased from $471,821 to $467,911 or less than 1% decrease, reflecting a fairly complete recovery from the previous effects of the September 11 disaster's effect on our business. All of our revenues for the years ended December 31, 2002 and 2001 were generated entirely from providing workers to our customers.

     For the years December 31, 2002 and 2001 the major categories of expenses, as a percent of revenue were as follows:

                                                       2002       2001
                                                       ----       ----
                          Legal & professional         29%          11%
                          Advertising & promotion       2%          5%
                          Salaries and benefits        42%          42%
                          Payroll taxes                 2%          2%
                          Penalties                     0%          4%
                          Rent & leases                 5%          5%
                          Travel & entertainment        1%          2%
                          Administrative expenses      13%          10%

     Legal & professional expense increased from $52,621 in 2001 to $135,701 in 2002 or a 16% increase, reflecting (1) an increase in consulting expenses of $6,500, associated with a six-month agreement with an outside consultant engaged to assist our management with (a) the requirements for the structure and documentation of the acquisition of Integra Staffing, Inc., (b) the increased level of compliance associated with the change of control, (c) restructuring our common and preferred stock, and (d) assistance and coordination with our stock transfer agent. The agreement with the consultant expired in June 2002, and (2) the legal and accounting costs associated with the increased level of compliance as a public company and the costs associated with filing our registration statement.

     Advertising and promotion expense decreased from $21,710 in 2001 to $10,806 in 2002, or a 50% decrease, reflecting a decreased level of operations and in order to conserve resources, relying more and more on direct customer sales contacts by our sales staff.

     Salaries and benefits decreased from $197,304 in 2001 to $194,924 in 2002, or a 1% decrease, reflecting the comparable level of activity for both years, however, the year 2002 reflects $82,550 of services donated by our officers. Related payroll taxes remained fairly constant as they relate to salaries.

     Payroll tax penalties decreased from $19,638 in 2001 to $-0- in 2002, reflecting our ability to secure financing in order to timely pay our payroll taxes.

     Rent & leases expense increased slightly from $22,626 in 2001 to $23,742 in 2002, reflecting additional common area maintenance costs associated with the termination of the previous leased operational office.

     Travel & entertainment decreased from $10,071 in 2001 to $4,103 in 2001, reflecting the concentrated effort of our management to control costs and expenses.

     Taxes & licenses increased slightly from $7,807 in 2001 to $8,847 in 2002, reflecting additional costs of licensing in Nevada as well as Florida.


     General and administrative expenses increased from $48,551 in 2001 to $62,483 in 2002 or a 28% increase. Changes in the major components of general and administrative expenses from year 2001 to 2002 were as follows: increase in public company expenses of $4,134; increase in computer support of $4,039; increase in bad debt expense of $2,700; increase in printing costs of $2,282; increase in office expenses of $2,282; increase in depreciation of $1,139; and decrease in repairs and maintenance of $3,502.

COMPARISON OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2001 (CONSOLIDATED) TO YEAR ENDED DECEMBER 31, 2000.

     Prior to our acquisition of Integra in December 2001 and its staffing business which is the core of our business at the present time, we were considered a "blank check" or "shell" without operations or revenues and had nominal administrative expenses. Therefore, the following comparisons relate substantially to the historical operations of Integra, our wholly owned subsidiary.


     The net loss increased from $99,107 for year ended December 31, 2000 to $287,522 or a 192% increase for year ended December 31, 2001. Some of the major factors contributing to this increase are: our high costs compared to a reduction in revenues particularly with the September 11, 2001 slow down in the economy, an increase is accounts receivable financing costs of $21,500, coupled with payroll tax penalties of $19,600, and an increase of $45,700 in legal and accounting expenses relating to the acquisition of Integra Staffing.

     Revenues for years ended December 31, 2001 to 2000 decreased to $471,821 from $556,267 or a 15% decrease, due primarily to the Integra's previous management inability to provide adequate funding and secondly to the slowdown of business activity after the September 11, 2001 disaster.

     The revenues for the year ended December 31, 2001 was generated entirely from providing workers to our customers. The revenues for the year ended December 31, 2000 is composed of $492,940 or 89% from providing workers to our customers, and $63,327 or 11% from fee-for-services. All of our revenues for the year ended December 31, 2000 and substantially all of our revenues for the year ended December 31, 2001 were generated by our predecessor, Integra Staffing, Inc. The acquisition of Integra Staffing was completed December 10, 2001.

     For the years December 31, 2001 and 2000 the major categories of expenses, as a percent of revenue were as follows:

                                                       2001          2000
                                                       ----          ----
                          Legal & professional         11%          1%
                          Advertising & promotion       5%          6%
                          Salaries and benefits        42%          34%
                          Payroll taxes                 2%          2%
                          Penalties                     4%          -%
                          Rent & leases                 5%          4%
                          Travel & entertainment        2%          2%
                          Administrative expenses      10%          7%

     Legal & professional expense increased from $6,894 in 2000 to $52,621 in 2001, reflecting the increased legal costs associated with acquisition of Integra, as well as costs associated with an outside consultant engaged to assist our management with (a) the requirements for such acquisition, (b) the increased level of compliance associated with the change of control, (c) restructuring our common and preferred stock, and (d) assistance and coordination with our stock transfer agent. The six-month agreement with this consultant expired March 31, 2002.

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

     Administrative expenses increased from $38,776 in 2000 to $48,551 in 2001 for a 3% increase related to revenues. The major components of administrative expenses for year 2001 and 2000 were as follows: auto expense $5,075 and $0 reflecting the prior management auto allowance; bank charges $3,937 and $1,295 reflecting lower bank balance plus fees for non-sufficient funds; telephone expense $8,511 and $7,179 reflecting the operations of the second operational office; depreciation expense $4,473 and $3,104 reflecting the increase assets to support two locations.

RISK FACTORS

This report contains forward-looking statements that may be affected by risks and uncertainties that are outside of our control. Our actual operating results could differ materially as a result of certain factors, including those set forth below or described in other parts of this report.


Investors may lose their investment in our common stock if, because we have a limited operating history, prospective investors have a limited historical basis to judge whether our business can be successful.

     We were incorporated in April 1998, and through Integra, have only been engaged in the staffing business since August 1999. We have a limited operating history upon which an investor may evaluate our business and prospects. Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in rapidly evolving markets, such as staffing services in general and those catering to small to medium businesses in particular. Since we do not have a lengthy history in the staffing business; therefore, prospective investors do not have a historical basis from which to evaluate our performance.

WE HAVE LOST MONEY IN EACH QUARTER SINCE INCEPTION. WE EXPECT FUTURE LOSSES AND MAY NEVER BECOME PROFITABLE

     We have incurred net losses from operations in each quarter since inception. Our net loss for the fiscal year ended December 31 , 2002 was $338,184 and as of December 31, 2002 had an accumulated deficit of $745,588. We expect to continue to incur losses for the foreseeable future. We expect to increase significantly our operating expenses in the near future as we attempt to build our brand, expand our customer base and make acquisitions. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability.

UNLESS WE FIND A NEW WORKING CAPITAL FUNDING SOURCE, WE RISK LOSING EMPLOYEES, CUSTOMERS AND WORKERS' COMPENSATION COVERAGE

     We pay our flexible staffing employees on a weekly basis. However, on average, we receive payment for these services from our customers 30 to 60 days after the date of invoice. As we establish or acquire new offices, or as we expand existing offices, we will have increasing requirements for cash to fund these payroll obligations. Our primary sources of working capital funds for payroll-related and workers' compensation expenditures have been loans or private placements of securities to individuals, including certain of our shareholders. If we do not obtain an institutional financing source and we are unable to secure alternative financing on acceptable terms, we will lose employees, customers, and may be unable to pay payroll-related premiums.

WE ARE SUBJECT TO GOVERNMENT REGULATIONS AND ANY CHANGE IN THESE REGULATIONS, OR THE POSSIBLE RETROACTIVE APPLICATION OF THESE REGULATIONS COULD RESULT IN ADDITIONAL TAX LIABILITY

     As an employer, we are subject to all federal, state and local statutes and regulations governing our relationships with our employees and affecting businesses generally, including our employees assigned to work at client company locations (sometimes referred to as worksite employees). Professional employer organizations, or PEOs, provide their clients with a range of services consisting of payroll administration, benefits administration, unemployment services and human resources consulting services. PEO's become co-employers with their clients as to the clients' worksite employees, with employment-related liabilities contractually allocated between the PEO's and their clients. We may be subject to certain federal and state laws related to PEO services. Because many of these laws were enacted before the development of alternative employment arrangements, such as those provided by PEOs and other staffing businesses, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. Interpretive issues concerning these relationships have arisen and remain unsettled. Uncertainties arising under the Internal Revenue Code of 1986, as amended, include, but are not limited to, the qualified tax status and favorable tax status of certain benefit plans we and other alternative employers provide. The unfavorable resolution of these unsettled issues could result in additional tax liability. In addition, the Internal Revenue Service has formed an examination division, market segment specialization program, to examine PEOs throughout the United States.

OUR EMPLOYEE RELATED COSTS ARE SIGNIFICANT AND, IF INCREASED, AND WE ARE UNABLE TO PASS THESE COSTS ON TO OUR CUSTOMERS, WILL INCREASE OUR COST OB DOING BUSINESS

     We are required to pay a number of federal, and state payroll taxes and related payroll costs, including unemployment taxes, workers' compensation insurance premiums and claims, Social Security, and Medicare, among others, for our employees. We also incur costs related to providing additional benefits to our employees, such as insurance premiums for health care. Health insurance premiums, unemployment taxes and workers' compensation insurance premiums and costs are significant to our operating results, and are determined, in part, by our claims experience. We attempt to increase fees charged to our customers to offset any increase in these costs, but we may be unable to do so or we may lose customers if we do. If the federal or state legislatures adopt laws specifying additional benefits for temporary workers, demand for our services may be adversely affected. In addition, workers' compensation expenses are based on our actual claims experiences in each state and our actual aggregate workers' compensation costs may exceed estimates.

BECAUSE OUR STAFFERS WORK AT THE CLIENTS' PLACE OF BUSINESS, WE MAY BE EXPOSED TO EMPLOYMENT RELATED CLAIMS AND COSTS THAT ARISE FROM THAT CLIENTS' WORK PLACE LOCATION AND WE DO NOT CONTROL THE CLIENTS' WORKING ENVIRONMENT

     Temporary staffing companies, such as ours, employ people in the workplace of their customers. This creates a risk of potential litigation based on claims by customers of employee misconduct or negligence, claims by employees of discrimination or harassment, including claims relating to actions of our customers, claims related to the inadvertent employment of illegal aliens or unlicensed personnel, payment of workers' compensation claims and other similar claims. We may be held responsible for the actions at a job site of workers not under our direct control.

WE EXPERIENCE INTENSE COMPETITION IN OUR INDUSTRY, WHICH COULD LIMIT OUR ABILITY TO MAINTAIN OR INCREASE OUR MARKET SHARE OR PROFITABILITY

     The flexible staffing market is highly competitive, with limited barriers to entry. Several very large full-service and specialized temporary labor companies, as well as small local and regional operations, compete with us in the flexible staffing industry. Competition in the staffing market is intense, and both competitors and customers create price pressure. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase our market share or profitability.

WE MAY LOSE CUSTOMERS IF WE ARE UNABLE TO ATTRACT QUALIFIED TEMPORARY PERSONNEL DUE TO LOW UNEMPLOYMENT RATES AND AN INCREASE IN COMPETITION FOR QUALIFIED TEMPORARY PERSONNEL.

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

WE REQUIRE ADDITIONAL CAPITAL TO FUND OUR CURRENT OPERATIONS AND TO MAKE ACQUISITIONS. WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING.

     The expansion and development of our business will require significant additional capital, which we may be unable to obtain on suitable terms, or at all. We currently have no legally binding commitments with any third parties to obtain any material amount of additional equity or debt financing. We estimate that $125,000 will be required to fund current operations and that an additional $750,000 will be necessary to support acquisitions. If we are unable to obtain adequate funding on suitable terms, or at all, we may have to delay, reduce or eliminate some or all of our advertising, marketing, acquisition activity, general operations or any other initiatives. During the next 12 months, we expect to meet our cash requirements with existing cash, cash equivalents bank and private financing, and the proceeds of future private placements of our securities. We intend to seek lines of credit secured by our accounts receivable.

IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE AND MANAGE ACQUIRED BUSINESSES WITHOUT SUBSTANTIAL EXPENSE OR DELAY WE MAY NOT BE ABLE TO EFFECTIVELY OPERATE OUR BUSINESS AND/OR IT MAY DECREASE THE VALUE OF OUR COMMON STOCK.

     In the future, we intend to expand our operations through acquisitions of small and medium size private companies, or divisions or segments of major private and public companies. We will do this to:

-     recruit well-trained, high-quality professionals;
-     expand our service offerings;
-     gain additional industry expertise;
-     broaden our client base; and
-     expand our geographic presence.

     We may not be able to integrate successfully businesses which we may acquire in the future without substantial expense, delays or other operational or financial problems. We may not be able to identify, acquire or profitably manage additional businesses.

OUR PLAN TO MAKE ACQUISITIONS MAY DIVERT MANAGEMENT'S ATTENTION FROM DAY-TO-DAY BUSINESS OPERATIONS WHICH COULD PREVENT OUR BUSINESS FROM GROWING.

     If we are able to identify acquisition candidates, management's time and attention will be diverted from such activities as sales, marketing and tailoring staffing solutions to meet customer's needs. If management is not able to address these day-to-day operational task, we may lose customers or fail to increase revenue.

ACQUISITION ACTIVITIES MAY CAUSE US TO LOSE EXISTING CUSTOMERS BECAUSE OF CONFLICTS OR SERVICE PROBLEMS.

     The clients of companies we may acquire may be in the same or similar businesses with our existing clients. Although we do not enter into agreements to restrict the type of business which we service, providing staff services to existing clients' direct competition may cause such existing clients to look elsewhere for staffing services.

IF PLANS TO PHASE-OUT THE OTC BULLETIN BOARD ARE IMPLEMENTED, WE MAY NOT QUALIFY FOR LISTING ON THE PROPOSED BULLETIN BOARD EXCHANGE OR ANY OTHER MARKETPLACE, IN WHICH EVENT INVESTORS MAY HAVE DIFFICULTY BUYING AND SELLING OUR SECURITIES.

         We understand that, in 2003, subject to approval of the Securities and Exchange Commission, The NASDAQ Stock Market intends to phase out the OTC Bulletin Board, and replace it with the BBX. As proposed, the BBX will include an electronic trading system to allow order negotiation and automatic execution. The NASDAQ Stock Market has indicated its belief that the BBX will bring increased speed and reliability to trade execution, as well as improve the overall transparency of the marketplace. Specific criteria for listing on the BBX have not yet been announced, and the BBX may provide for listing criteria which we may not meet. If the OTC Bulletin Board is phased out and we do not meet the criteria established by the BBX, there may be no transparent market on which our securities may be included. In that event, investors may have difficulty buying and selling our securities and the market for our securities may be adversely affected thereby.

OUR PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS WILL OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.

     Upon completion of this offering our officers, directors and stockholders with greater than 5% holdings will, in the aggregate, beneficially own approximately 83.3% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

-     election of our board of directors;
-     removal of any of our directors;
-     amendment of our certificate of incorporation or bylaws; and
- adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

     These stockholders will have substantial influence over our management and our affairs.

THERE IS NO CURRENT TRADING MARKET FOR OUR SECURITIES. WITHOUT A TRADING MARKET, PURCHASERS OF THE SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

     There is currently no established public trading market for our securities. A public trading market in our securities may never develop. If a trading market does develop, it may not be sustained for any significant time. We intend to apply for admission to quotation of its securities on the
OTC Bulletin Board.   If  for  any reason our common stock is not listed  on
the OTC Bulletin Board or a public trading market does not develop, purchasers of the shares may have difficulty selling their common stock.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY CAUSE THE PRICE OF OUR STOCK TO DROP.

     As of March 10, 2003, we had 6,046,069 shares of common stock issued and outstanding. We also had convertible debentures and warrants outstanding that may be exercised or converted into an aggregate of 4,368,100 shares of common stock. Upon effectiveness of a Registration Statement, 3,656,760 of the shares offered, including the listed shares issuable upon exercise of our warrants and conversion of our debentures, may be sold without restriction. The sale of these shares may cause the market price of our common stock to drop.
The issuance of shares upon conversion or exercise of the warrants may result in substantial dilution to the interests of other stockholders.

THE APPLICATION OF THE "PENNY STOCK REGULATION" COULD HARM THE MARKET PRICE OF OUR COMMON STOCK

     Our securities may be deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity and price of our common stock in the secondary market.

ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements required by Item 304 of Regulation S-B are stated in U.S. dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles. The following financial statements pertaining to Resolve Staffing, Inc. are filed as part of its annual report filed on Form 10-KSB.

                                                                           Page

Independent Auditor's Report                                                F-1

Financial Statements -

         Consolidated balance sheets as of December 31, 2002
           and 2001                                                         F-2

         Consolidated statements of operations for the years ended
              December 31, 2002 and 2001                                    F-3

         Consolidated statements of cash flows for the years ended
              December 31, 2002 and 2001                                    F-4

         Consolidated statements of stockholders' equity for the years
              ended  December 31, 2002  and 2001                            F-5

Notes to consolidated financial statements                                  F-6

                          INDEPENDENT AUDITOR'S REPORT





To the Board of Directors and Stockholders
Resolve Staffing, Inc.
Tampa, Florida

I have audited the accompanying consolidated balance sheets of Resolve Staffing, Inc., (formerly Resolve Staffing, Inc.) as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Resolve Staffing, Inc. at December 31, 2002 and 2001, and the result of its operations, its cash flows and stockholders' equity for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Timothy M. Griffiths, C.P.A.

TIMOTHY M. GRIFFITHS, CPA
Tampa, Florida
March 22, 2003


                             RESOLVE STAFFING, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001


                    ASSETS                                                                 2002                    2001
                                                                                   ---------------------    -------------------
CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                                                                 $       -             $   19,467
    ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR BAD
         DEBTS OF $4,500 FOR 2002 AND $1,800 FOR 2001                                            89,674                 30,069
    PREPAID AND OTHER ASSETS                                                                     82,790                  8,317
                                                                                   ---------------------
        TOTAL CURRENT ASSETS                                                                    172,464                 57,853
                                                                                   ---------------------

PROPERTY AND EQUIPMENT
    PROPERTY AND EQUIPMENT                                                                       28,382                 28,382

    LESS: ACCUMULATED DEPRECIATION                                                               14,015                  8,202
                                                                                   ---------------------    -------------------
        NET PROPERTY AND EQUIPMENT                                                               14,367                 20,180
                                                                                   ---------------------    -------------------
                  TOTAL ASSETS                                                              $   186,831             $   78,083
                                                                                   =====================    ===================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    ACCOUNTS PAYABLE                                                                        $    43,386              $  23,698
    BANK OVERDRAFT                                                                                9,712                      -
    ACCRUED PAYROLL TAXES                                                                        10,803                 17,171
    NOTE PAYABLE                                                                                 40,000                      -
    DEBENTURES PAYABLE                                                                           11,150                 18,450
    LOAN PAYABLE - RELATED PARTIES                                                                7,760                      -
    OTHER CURRENT LIABILITIES                                                                     4,935                    642
                                                                                   ---------------------    -------------------
        TOTAL CURRENT LIABILITIES                                                               127,746                 59,961
                                                                                   ---------------------    -------------------

LONG-TERM  LIABILITIES
     LOANS PAYABLE - RELATED PARTY                                                               67,000                      -
                                                                                   ---------------------    -------------------
         TOTAL LONG-TERM LIABILITIES                                                             67,000                      -
                                                                                   ---------------------    -------------------

STOCKHOLDERS' EQUITY (DEFICIT)
    COMMON STOCK, $.0001 PAR VALUE, 50,000,000 SHARES
      AUTHORIZED, ISSUED AND OUTSTANDING: 2002 - 4,821,069
            SHARES; 2001 - 83,334 SHARES                                                            482                      8
    PAID-IN CAPITAL                                                                             737,190                425,467
    RETAINED EARNINGS (DEFICIT)                                                           (    745,587)         (     407,403)
                                                                                   ---------------------    -------------------
             TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                     (                 18,072
                                                                                                 7,915)
                                                                                   ---------------------    -------------------

    TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY
    (DEFICIT)                                                                                $  186,831              $  78,033
                                                                                   =====================    ===================

READ INDEPENDENT  AUDITOR'S REPORT.  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE FINANCIAL STATEMENTS.


                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                                          2002                     2001
                                                                                  ----------------------    --------------------


SERVICE REVENUES                                                                            $   467,911             $ 471,821

DIRECT COST OF SERVICES                                                                         353,097               359,742
                                                                                  ----------------------    --------------------

GROSS MARGIN                                                                                    114,814               112,079
OPERATING
EXPENSES
     LEGAL & PROFESSIONAL FEES                                                                  135,701                52,621
     ADVERTISING/PROMOTION                                                                       10,806                21,710
     SALARIES AND BENEFITS                                                                      194,924               197,304
     TAXES & LICENSES                                                                             8,848                 7,808
     PENALTIES                                                                                        -                19,638
     RENT & LEASES                                                                               23,743                22,626
     TRAVEL & ENTERTAINMENT                                                                       4,103                10,071
     ADMINISTRATIVE EXPENSES                                                                     62,483                48,551
                                                                                  ----------------------    --------------------
           TOTAL OPERATING EXPENSES                                                             440,608              380,329
                                                                                  ----------------------    --------------------

 LOSS FROM OPERATIONS                                                                 (        325,794)       (      268,250)

OTHER INCOME
(EXPENSES)
      INTEREST AND OTHER INCOME                                                                     716                 326
      INTEREST EXPENSE                                                               (          13,106)       (      21,272)
                                                                                  ----------------------    --------------------
          NET OTHER INCOME (EXPENSES)                                                (          12,390)       (      21,272)
                                                                                  ----------------------    --------------------

NET INCOME (LOSS)                                                                     $(       338,184)       $(    289,522)
                                                                                  ======================    ====================

LOSS PER
SHARE
     BASIC                                                                                  $     (.12)       $       (3.47)
                                                                                  ======================    ====================

     FULLY DILUTED                                                                          $     (.05)       $        (.05)
                                                                                  ======================    ====================

AVERAGE NUMBER OF SHARES
OUTSTANDING
     BASIC                                                                                    2,821,424              83,333
                                                                                  ======================    ====================

     FULLY DILUTED                                                                            7,189,524           5,438,166
                                                                                  ======================    ====================


READ INDEPENDENT  AUDITOR'S REPORT.  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE FINANCIAL STATEMENTS.


                             RESOLVE STAFFING, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                      THE YEARS ENDED DECEMBER 31, 2002 AND
                                      2001

                                                                                        2002                      2001
                                                                                ---------------------    ---------------------

CASH FLOWS FROM OPERATING
ACTIVITIES
    NET LOSS                                                                        $(      338,184)        $ (      289,522)
    ADJUSTMENTS TO RECONCILE NET LOSS TO CASH USED IN OPERATING
ACTIVITIES:
        DEPRECIATION                                                                           5,813                  4,473
        BAD DEBT EXPENSE                                                                       2,700                      -
        CONTRIBUTION OF ASSETS                                                                     -         (        7,825)
        CONTRIBUTED SERVICES                                                                  82,650                      -
        CONVERSION OF LOANS AND INTEREST TO CAPITAL                                              151         (        5,125)
    DECREASE (INCREASE) IN CURRENT

ASSETS:
        ACCOUNTS RECEIVABLE                                                         (        62,305)                 27,982
        PREPAID AND OTHER ASSETS                                                    (        74,473)         (        5,701)
    INCREASE (DECREASE) IN CURRENT
LIABILITIES:
        ACCOUNTS PAYABLE                                                                      19,688                 17,168
        BANK OVERDRAFT                                                                         9,712                      -
        PAYROLL TAX ACCRUALS                                                       (          6,368)            (    49,459)
        SALARY ACCRUAL                                                                             -            (     9,885)
        CUSTOMER DEPOSITS                                                                          -               (  8,558)
        OTHER CURRENT LIABILITIES                                                              4,293            (     1,282)
                                                                                ---------------------   ---------------------
           TOTAL ADJUSTMENTS                                                        (        18,139)            (     38,312)
                                                                                ---------------------  ---------------------

    NET CASH (USED) BY OPERATING ACTIVITIES                                          (      356,323)            (    327,834)
                                                                                ---------------------  ---------------------

CASH FLOWS FROM INVESTING
ACTIVITIES
    PURCHASE OF PROPERTY AND EQUIPMENT                                                             -          (       8,821)
                                                                                ---------------------  ---------------------
    NET CASH (USED) BY INVESTING ACTIVITIES                                                        -          (       8,821)
                                                                                ---------------------  ---------------------

CASH FLOWS FROM FINANCING
ACTIVITIES
     SALE OF UNITS/WARRANTS AND CAPITAL STOCK, NET OF REDEMPTION                              40,000                317,975
     PROCEEDS FROM CONVERTIBLE SUBORDINATED NOTES                                            100,000
     PROCEEDS FROM CONVERTIBLE DEBENTURES                                                          -                 18,450
     PROCEEDS FROM INSURANCE FINANCING                                                        93,061
     REPAYMENTS OF INSURANCE FINANCING                                               (        93,061)
     PROCEEDS FROM NOTE PAYABLE                                                               40,000                     -
     LOAN FROM STOCKHOLDERS, NET OF REPAYMENTS                                               134,760                     -
     CAPITAL CONTRIBUTION                                                                     22,096                     -
                                                                                ---------------------  ---------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                               336,856               336,425
                                                                                ---------------------  ---------------------

 NET INCREASE (DECREASE) IN CASH                                                             (19,467)                  (230)

CASH, BEGINNING OF THE YEAR                                                                   19,467                 19,697
                                                                                ---------------------  ---------------------

CASH, END OF THE YEAR                                                                      $     -0-                $19,467
                                                                                =====================  =====================



READ INDEPENDENT AUDITOR'S REPORT. THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                      F-4


                             RESOLVE STAFFING, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                    COMMON STOCK               PAID-IN                RETAINED
                                              SHARES          AMOUNT           CAPITAL                DEFICIT           TOTAL
                                          ----------------    --------------   --------------    ------------------- -------------


BALANCE, DECEMBER 31, 2000                         37,500                 4          107,496         (     112,756)      (5,256)

RECAPITALIZATION OF
PUBLIC
  COMPANY FOR INTEGRA MERGER                       45,834                 4          317,971        (        5,125)     312,850

NET LOSS DURING PERIOD                                  -                 -                -        (     289 ,522)    (289,522)
                                          ----------------    --------------   --------------    -------------------
-------------
BALANCE, DECEMBER 31, 2001                         83,334                 8          425,467        (      407,403)      18,072

ISSUANCE OF COMMON STOCK FOR SERVICES               3,333                 -              100                      -         100

ISSUANCE OF COMMON STOCK IN
CONVERSION
OF DEBENTURES                                     248,367                25            7,426                      -       7,451

DONATED SERVICES                                        -                 -           82,550                      -      82,550

CONTRIBUTED CAPITAL BY SHAREHOLDER                      -                 -           22,096                      -      22,096

ISSUANCE OF COMMON STOCK FOR
CASH,
NOTES AND DEBT                                  5,000,000               500          199,500                      -     200,000

CANCELLATION OF COMMON STOCK                 (   513,965)     (         51)               51                      -           -

NET LOSS DURING PERIOD                                  -                 -                -         (     338,184)    (338,184)
                                          ----------------    --------------   --------------    ------------------ -------------
BALANCE, DECEMBER 31, 2002                      4,821,069            $  482         $737,190        $(     745,587) $    (7,915)
                                          ================    ==============   ==============    ================== =============

READ INDEPENDENT  AUDITOR'S REPORT.  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Resolve Staffing, Inc. ("Resolve"), formerly Columbialum Staffing, Inc., is presented to assist in understanding Resolve's financial statements. The financial statements and notes are the representation of Resolve's management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America consistently applied in the preparation of the financial statements.

NATURE OF OPERATIONS

Resolve Staffing, Inc., formerly Columbialum Staffing, Inc., was organized under the laws of the State of Nevada on April 9, 1998. Integra Staffing, Inc., was organized under the laws of the State of Florida corporation on August 16, 1999 (collectively referred to as "Resolve").

Resolve Staffing, Inc. was in the development stage until its merger with Integra Staffing, Inc. on December 10, 2001.

Since its inception, Integra Staffing, Inc. ("Integra") was a temporary staffing company. Integra's strategy has been to provide efficient and affordable solutions to its customers' employment and labor force needs.

REVERSE MERGER METHOD OF ACCOUNTING

Following the acquisition, the former management of Integra became the management of Resolve and the former stockholders of Integra were issued approximately 60% of the outstanding shares of Resolve's $0.0001 par value common stock. In accordance with accounting principles generally accepted in the United States of America, Resolve's acquisition of Integra has been accounted for as a reverse merger. As a result, Integra has been treated as the acquiring entity and Resolve has been treated as the acquired entity for accounting purposes. The historical financial statements of Integra have become the historical financial statements of Resolve in connection with the acquisition. Similarly, the historical equity and retained deficit of Integra prior to the acquisition have been retroactively restated for the equivalent number of shares issued in connection with the acquisition.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Resolve Staffing, Inc. and its wholly owned subsidiary Integra Staffing, Inc. All significant intercompany accounts and transactions have been eliminated.

BASIS OF ACCOUNTING

Resolve maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for matching of revenues and expenses.
                       Read independent auditor's report.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE AND COST RECOGNITION

Service revenues generated from employees on customer assignments to its clients, under client service agreements, are recognized as income at the time service is provided, while service revenues generated from permanent placement services are recognized at the time the customer agrees to hire a candidate supplied by the Company. In consideration for payment of such service fees, Resolve agrees to pay the following direct costs associated with the worksite employees: (a) salaries and wages, (b) employment-related taxes and (c) workers' compensation insurance premiums. These costs are recorded on the accrual accounting of accounting.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, Resolve considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.

ACCOUNTS RECEIVABLE

Resolve's trade accounts receivable result from the sale of its services in West Central Florida, and consist primarily of private companies. Resolve uses the allowance method to account for uncollectible accounts. Bad debt expense for year ended December 31, 2002 and 2001 was $2,700 and $-0- respectively

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose Resolve to concentrations of credit risk, as defined by FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial
Instruments with Concentration of Credit Risk, consist principally of trade receivables.

Resolve's trade accounts receivable result from the sale of its services with customers based in West Central Florida, and consist primarily of private companies. In order to minimize the risk of loss from these private companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Allowances for potential credit losses are maintained, when realized, have been within management's expectations.

The Company is obligated to pay the salaries, wages and related benefit costs and payroll taxes of worksite employees. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments .

Resolve estimates that the fair value of all financial instruments at December 31, 2002 and 2001 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

                        Read independent auditor's report

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Under SFAS No.144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The standard became effective on January 1, 2002. Management does not believe adoption of this standard has a significant impact on the results of operations, financial position and cash flows of the Company.
                       Read independent auditor's report.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


ADVERTISING COSTS

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Resolve does not have direct-response advertising during the years ended December 31, 2002 and 2001.

INCOME TAXES

Resolve records its federal and state income tax liability in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". Deferred taxes payable are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes, using current tax rates. Deferred tax asset is the expected benefit of a net operating loss carryover and general business credits that are available to offset future income taxes.

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

DIVIDEND POLICY

Resolve has not yet adopted a policy regarding payment of dividends.

FISCAL YEAR

Resolve has elected December 31 as its fiscal year end.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.
                       Read independent auditor's report.

                             RESOLVE STAFFING, INC.
                    NOTES TO CONSOLDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE B - PREPAID EXPENSES & OTHER ASSETS

At December 31, 2002 and 2001, the components of Prepaid Expenses & Other Assets are summarized as follows:
                                                 2002               2001
                                           ------------------ ------------------
                 Prepaid insurance                  $ 78,275           $  7,750
                 Prepaid interest                          -                  -
                 Trademark                             2,325                  -
                 Deposits                              2,190                567
                                           ------------------ ------------------
                 Total                              $ 82,790           $  8,317
                                           ================== ==================

Resolve financed its insurance premiums, including its workers compensation insurance, with monthly to payments of approximately $8,088 per month through November 2002. The Company estimated its future payroll for the current policy year ending February 2003, on the assumption that certain growth and/or an acquisition would be consummated during the year, neither of which has occurred. The prepaid insurance consist of the unamortized portion of its insurance premiums as well the estimated $65,000 overpayment on its workers compensation premiums, which the Company expects to receive in March 2003, after the completion of the insurance carrier's audit of the payroll for the policy period.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2002 and 2001 is summarized as follows:

                                       2002                  2001
                                 -----------------     -----------------
Computer software                        $  5,590              $  5,590
Computers                                   6,187                 6,187
Furniture and fixtures                      5,079                 5,079
Office equipment                           11,576                11,576
                                 -----------------     -----------------
                                           28,382                28,382
Less accumulated depreciation            (14,015)               (8,203)
                                 -----------------     -----------------
     Net property and equipment         $  14,367             $  20,179
                                 =================     =================

Depreciation expense for the years ended December 31, 2002 and 2001 was $5,813 and $4,473, respectively.

NOTE D - CONVERTIBLE DEBENTURES AND NOTE PAYABLE

CONVERTIBLE DEBENTURES DUE DECEMBER 31, 2002

On November 16, 2001, Resolve borrowed $7,300 from the former shareholders of Integra and unrelated individuals secured by a 5% convertible debenture due December 31, 2002. The debenture was convertible into Resolve's $0.0001 par value common stock at $0.0001 per share through the debenture's maturity date.

On March 30, 2002, Resolve issued 248,367 shares of its common stock to the holders of the 5% convertible debentures in exchange for the conversion of the $7,300 principal amount and the accrued interest to date of $151.

                       Read independent auditor's report.

                             RESOLVE STAFFING, INC.
                    NOTES TO CONSOLDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE D - CONVERTIBLE DEBENTURES AND NOTE PAYABLE (CONTINUED)

CONVERTIBLE DEBENTURES DUE JUNE 30, 2003

On December 6, 2001, Resolve borrowed $11,150 from an unrelated individuals secured by a 6% convertible debenture due June 30, 2003. The debentures are convertible into Resolve's $0.0001 par value common stock at $0.10 per share through the debenture's maturity date.

NOTE PAYABLE

During May and June 2002, Resolve obtained loans from Barbara Green, an unrelated individual, and on June 3, 2002 Resolve formalized the advances with a promissory note for the total advances of $40,000. The note is includes interest at 12% per annum payable quarterly in arrears, and is secured by the accounts receivable of the Company.

On February 3, 2003, Resolve secured an extension of the note's maturity date to May 3, 2003, subject to the timely payment of accrued interest on the note.

SUBORDINATED CONVERTIBLE NOTES

The Board of Directors authorized the issue and sale of its 18% Subordinated Convertible Notes ("Notes") due October 1, 2002 in the aggregate principal amount of not more than $250,000. The Note contained an option for Resolve to extend the maturity date for up to two successive three months periods ending January 1, 2003 and April 1, 2003. The principal amount of the Notes were convertible into shares of Resolve's $0.0001 par value common stock at $2 per share. As of March 31, 2002, notes were issued in the amount of $100,000. On June 24, 2002, after negotiations with the note holders, the $100,000 in notes were cancelled in exchange for units, each consisting of one share of common stock and one purchase warrant at $.04 per unit.

NOTE E - INCOME TAXES

For financial statements purposes, Resolve has an accumulated losses of $657,912, from its inception through December 31, 2002, which can be used to offset future income through 2017.

For income tax purposes Resolve has a net operating loss carryover of $740,463 which can be used to offset future Federal and state taxable income through 2017 as indicated below

              YEAR ENDED DECEMBER 31,          LOSSES
                                          ------------------
                      2014                   $       13,649
                      2015                           99,107
                      2016                          289,522
                      2017                          338,184
                                          ------------------
                     Total                        $ 740,463
                                          ==================

                       Read independent auditor's report.

                             RESOLVE STAFFING, INC.
                    NOTES TO CONSOLDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE E - INCOME TAXES (CONTINUED)

The potential tax benefit of these losses and credits is estimated as follows:

               Future tax benefit              $  207,330
               Valuation allowance               (207,330)
                                           ----------------
               Future tax benefit          $              -
                                           ================

At December 31, 2002 and 2001, no deferred tax assets or liabilities were recorded in the accompanying financial statements.

NOTE F - LOSS PER SHARE

Resolve has reported basic loss per share based on the weighted average number of shares outstanding for the period, and has reported fully diluted loss per share including the 4,256,600 reserved for the exercise of warrants, and the 111,500 reserved for the conversion of the 6% convertible debentures dated December 6, 2001.

On May 28, 2002, Resolve approved a 1 for 30 reverse split of its outstanding $.0001 par value common stock. The number of shares outstanding and the earnings per share calculations have been retroactively restated for the 1 for 30 reverse stock split for all periods presented.


NOTE G -  CASH FLOW SUPPLEMENTAL INFORMATION

Cash paid for interest during the years ended December 31, 2002 and 2001 amounted to $9,991 and $21,598 respectively.


NOTE  H -  NON-CASH TRANSACTIONS

In connection with the acquisition of Integra Staffing, Inc. in September 2001, Resolve issued 50,000 shares of its $0.0001 par value common stock in exchange for 100% of the outstanding common stock of that company. Also, a shareholder of Resolve contributed property and equipment with an adjusted basis of $7,825 as paid-in capital.

During year ended December 31, 2002, the following non-cash transactions:

1. Resolve's officers provided services to Resolve valued at $82,550, which were donated to the Company. 2. Resolve issued 100 shares of common stock in exchange for services of an unrelated entity. 3. Resolve issued 248,334 shares of common stock in exchange for the cancellation of 5% debentures in the amount of $7,300 plus accrued interest of $151.

4. Resolve agreed to immediately register 300,000 shares of common owned by R. Gale Porter, former president of Resolve in exchange for which Mr. Porter agreed to cancel 513,965 shares of common stock and 943,400 warrants.

                       Read independent auditor's report.

                             RESOLVE STAFFING, INC.
                    NOTES TO CONSOLDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE I - RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2002, Resolve borrowed $8,000 from Work Holdings, LLC, one of its shareholders of Resolve. In addition, Work Holdings, LLC paid expenses on behalf of the Company totaling $14,096. On March 31, 2002 the total amount of $22,096 was contribute to the Company.

During the year ended December 31, 2002, Resolve borrowed $26,287 from its president, R. Gale Porter, former president of Resolve, of which $7,476 remains outstanding at December 31, 2002. The debt is not evidenced by promissory note, and no interest is being paid by the Company.

During the year ended December 31, 2002,  Resolve  borrowed $67,000 from William
A. Brown, executive vice-president and major shareholder of Resolve, of which $67,000 remains outstanding at December 31, 2002. The debt is evidenced by a promissory note due on March 31, 2004, with interest at the rate of 5% per annum payable quarterly in arrears starting March 31, 2003.

During year ended December 31, 2002, the Company's officers provided services to Resolve valued at $82,250, which were donated to the Company.

NOTE  J -  MERGER AND CHANGE OF MANAGEMENT

On September 27, 2001, the shareholders of Resolve entered into a Securities Exchange Agreement, as amended, to exchange 100% of the issued and outstanding common stock of Integra Staffing, Inc., ("Integra") for an aggregate of 50,000 shares of Resolve's $0.0001 par value common stock.

The effective date of the transaction was December 10, 2001. On the effective date of the transaction, the former shareholders of Integra owned approximately 60% of the outstanding stock of Resolve. The transaction was recorded as a reverse merger. In connection with the transaction, a related party contributed $6,400 due to him by Resolve to paid-in capital.

On the effective date of the transaction, Rene Morissette, the former President, Treasurer, Secretary and sole Director of Resolve resigned, and Charles Lincoln, CEO and Director of Integra became CEO and Chairman of Resolve. Additionally, R. Gale Porter, former President and Director of Integra became President of Resolve, and Cristino L. Perez, former Secretary, Treasurer and Director of Integra became Secretary and Treasurer of Resolve.

NOTE K - AMENDMENT OF ARTICLES OF INCORPORATION

During the year ended December 31, 2001, the Company approved an amendment its articles of incorporation to (a) change the name of the company from Columbialum, Ltd. to Columbialum Staffing, Inc.; (b) reduce the par value of its common stock and preferred stock from $0.01 to $0.0001; (d) increase the number of common shares Resolve is authorized to issue from 20,000,000 to 50,000,000; and (e) increase the number of preferred shares Resolve is authorized to issue from 2,000,000 to 10,000,000 shares.

                       Read independent auditor's report.

                             RESOLVE STAFFING, INC.
                    NOTES TO CONSOLDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE K - AMENDMENT OF ARTICLES OF INCORPORATION (CONTINUED)

On May 28, 2002,  Resolve approved an amendment its articles of incorporation to
(a) change the name of the company from Columbialum Staffing, Inc. to Resolve Staffing, Inc.; (b) reverse split the outstanding shares of common stock one-for-thirty; (c) maintain the par value of Resolve's common stock at $0.0001;
(d) restore the number of common shares Resolve is authorized to issue to 50,000,000.

NOTE L - STOCK AND WARRANTS ISSUANCES

SALE OF COMMON STOCK AND WARRANTS

On March 30, 2002, Resolve issued 3,333 shares of its common stock to Apogee Business Consultants, LLC, in connection with consulting services provided to the Company.

On March 30, 2002, Resolve issued 248,367 shares of its common stock to the holders of the 5% convertible debentures in exchange for the conversion of the $7,300 principal amount and the accrued interest to date of $151.

On June 24, 2002, Resolve sold 5,000,000 units, each consisting of one share of common stock and one five-year $.15 common stock purchase warrant for $200,000 as follows:

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

Subsequent to the cancellation of warrants described below, 4,256,600 warrants remained outstanding.

STOCK AND WARRANTS CANCELLATION
In consideration for the immediate registration of 300,000 shares of the Company's restricted common shares owned by R. Gale Porter, former president of Resolve, Mr. Porter agreed to contribute back to the Company 513,965 common shares and 743,400 common shares issuable upon conversion of warrants. Additionally, Mr. Porter agreed to subject the 300,000 shares to a lock-up agreement, whereby a maximum of 10,000 shares can be sold per month after 60 days from the time the Company's shares first are listed on an exchange or on an electronic medium that provides real-time trade reporting or 180 days from the time the Company's registration statement is declared effective.

OTHER TRANSACTIONS

On November 22, 2002, Mr. Porter, former president of Resolve, sold 750,000 units of the Company's securities to the William A. Brown Family Trust. Each unit consists of one share of the Company's common stock and one common stock purchase warrant. The consideration for the purchase and sale was a promissory note due June 30, 2003 for $30,000, secured by a pledge of the shares and warrants.

                       Read independent auditor's report.
                                      F-14

                             RESOLVE STAFFING, INC.
                    NOTES TO CONSOLDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE M - CHANGE OF OFFICERS AND DIRECTORS

Mr. Charles Lincoln resigned as an officer and director of Resolve by letter dated March 18, 2002, citing disagreements with matters relating to the Resolve's operations, policies, practices, and lack of confidence in the management of the Resolve and that he resigned solely to comply with the terms of a funding offer approved by the Board of Directors. Management believed that Mr. Lincoln's assertions were without merit and responded to Mr. Lincoln's assertions in an information statement filed with the Securities and Exchange Commission on Form 8-K.

Effective October 23, 2002, Mr. R. Gale Porter resigned as president and director of the Resolve. There were no disputes between Mr. Porter and Resolve.

On December 4, 2002, the remaining member of the board of directors, Cristino L. Perez, appointed Donald E. Quarterman, Jr., as President, Chief Operating Officer and a director, and William A. Brown as Executive Vice-President and director of Resolve.

NOTE N - SHAREHOLDERS' ACTIONS

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


NOTE O - EQUITY INCENTIVE PLAN

During the year ended December 31, 2001, Resolve adopted a 2001 Equity Incentive Plan ("Incentive Plan") for the benefit of key employees (including officers and employee directors) and consultants of Resolve and its affiliates. The Incentive Plan is intended to provide those persons who have substantial responsibility for the management and growth of Resolve with additional incentives and an opportunity to obtain or increase their proprietary interest in Resolve, encouraging them to continue in the employ of Resolve.

On May 28, 2002, Resolve's 2001 Stock Incentive Plan was amended to restore the number of shares which may be issued under the plan to 3,000,000 and to permit the issuance of unrestricted shares.

                       Read independent auditor's report.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE P - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

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

Resolve previously occupied a 1,540 square feet office space, housing its operating offices, pursuant to a three-year lease expiring October 30, 2002 at a monthly rental of $1,618 per month, and included an escalation clause and allocation of common area maintenance costs. The space was leased to another tenant, therefore, Resolve was relieved of any liability on the remainder of the lease after August 31, 2002.

As a result of Mr. R. Gale Porter, the Company's president, the arrangement for the use of executive offices at no cost to the Company was terminated. The Company's operations were consolidated at the new leased premises.

The future maturities of minimum lease payments under these leases are as follows:

               YEAR ENDED DECEMBER 31,                AMOUNT
                                                  ----------------
                          2003                           $ 13,272
                          2004                             13,272
                    Thereafter                              6,636
                                                  ----------------
                         Total                           $ 33,180
                                                  ================

NOTE Q - REGISTRATION STATEMENT

On July 27, 2002, Resolve filed a registration statement on Form SB-2 with the Securities and Exchange Commission, under the Securities Act of 1933. The Company is in the process of revising the registration statement, including the number of shares and warrants being registered, and responding to the SEC's comments. According to the registration statement, 3,656,760 shares of common stock are being registered and offered (including 111,500 shares underlying convertible debentures and 1,750,000 shares underlying the warrants). The registration statement has not yet been declared effective.

NOTE R - SUBSEQUENT EVENTS

APPOINTMENT OF CHIEF EXECUTIVE OFFICER

On February 7, 2003, the Board of Directors appointed Wanda D. Dearth as Chief Executive Officer and director of Resolve. Resolve entered into a letter agreement to retain Ms. Dearth as CEO for a term of three years, with automatic renewal option, and provides for no compensation until March 30, 2003.

                       Read independent auditor's report.
                                      F-16

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE R - SUBSEQUENT EVENTS (CONTINUED)

The agreement provides for a $25,000 cash bonus payable no later than August 10, 2003, and monthly cash payments as follows:

                                                    AMOUNT
                                                ----------------
      April 1 to May 31, 2003                           $ 5,000
      June 1 to August 31, 2003                           7,000
      Beginning September 1, 2003                        10,000

The Board agreed to issued Ms. Dearth a total of 275,000 shares of the Company's $.0001 par value common stock from the Incentive Plan as part of the compensation package. Ms. Dearth will be issued 100,000 shares of common stock, with unconditional piggyback registration rights, with the remaining 175,000 shares being held in escrow and will vest over the employment term as follows:

                                                 SHARES
                                             ----------------
      May 10, 2003                                    30,000
      August 10, 2003                                 45,000
      November 10, 2003                               50,000
      February 10, 2004                               50,000

Ms. Dearth and Resolve have agreed that the value of the shares is $.14 per share, and is commensurate with the value of the services to be provided by Ms. Dearth. The agreement also provides for the payment of $25,000 if Ms. Dearth is terminated in the first 90 days. The Board agreed to proceed with the development of an Employment Agreement embodying the above.


AGREEMENT WITH PINNACLE CAPITAL SERVICES, LLC

On February 7, 2003, the Board of Directors approved a one-year agreement with Pinnacle Capital Services, LLC ("Pinnacle") to provide Resolve with the following services: assistance and/or preparation of financial, strategic and business plans, assist and advise Resolve on recruiting key management talent and members of the board of directors, provide advise and consult with Resolve concerning management, products and services, and review and advise Resolve in its efforts to consolidate segments of the staffing industry. According to the agreement, Resolve will pay Pinnacle a $7,500 fee before March 15, 2003, and agreed to issue Pinnacle a total of 950,000 restricted shares of the Company's $.0001 par value common stock as part of the compensation package. Resolve agreed to prepare and file a registration statement on or before May 31, 2003 and register the shares issued to Pinnacle. The agreement was approved by Cristino L. Perez. The other Board members, Don Quarterman and William A. Brown, abstained from the vote.

According to the agreement, Resolve will issue Pinnacle 100,000 shares of common stock upon signing of the agreement, with the remaining 850,000 shares being held in escrow and will vest over the term of the agreement as follows: 150,000 shares on March 31, 2003; 50,000 shares at the end of each subsequent month though December 31, 2003, and 250,000 shares on February 7, 2004. Pinnacle and Resolve have agreed that the value of the shares is $.14 per share, and is commensurate with the value of the services to be provided by Pinnacle.

                       Read independent auditor's report.
                                      F-17

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

Our directors and executive officers as of March 15, 2003, are as follows:

         Name                 Age         Position

Wanda  D.  Dearth              50    Chief Executive Officer and Director

Donald  E.  Quarterman,  Jr.   33    President,  Chief  Operating
                                     Officer  and  Director

William A. Brown               45    Executive Vice-President and Director

Cristino  L.  Perez            58    Chief  Financial  Officer,  Secretary,
                                     Treasurer,  and Director

     Ms. Dearth serves as our Chief Executive Officer and director since February 10, 2003. Ms. Dearth has more than 15 years of health care staffing, marketing and management experience. Prior to joining us, Ms. Dearth was an independent consultant and a consultant with Comforce Nurse Staffing Services from January 2001 to February 2003. From June 2000 through December 2001, Ms. Dearth was Chief Operating Officer and President at Cryo-Cell International, Inc., a Nasdaq Small Cap company. From August 1998 to May 2000, Ms. Dearth was a business unit vice president with Kforce.com HealthCare, where she handled business development for the nurse staffing division and she served as a regional director for StarMed Staffing from January 1, 1998 to July 7, 1998.

     Mr. Quarterman joined us as President, Chied Operating Officer and director December 4, 2002. Mr. Quarterman brings with him over 7 years of staffing industry experience in venture capital, mergers and acquisitions, and strategic consulting. Prior to joining us, Mr. Quarterman has been the Managing Partner and co-founder of Pinnacle Corporate Services, LLC, a business consulting firm specializing in working with small and micro-cap publicly traded companies, since August 2001. From 1997 to 2000, Mr. Quarterman was Director of Operations for Catalyst Ventures, an Investment Banking firm located in Tampa, Florida. From 1993 to 1997, Mr. Quarterman was a Vice President at Geneva Corporate Finance, one of the largest middle-market merger and acquisition firms in the United States. Mr. Quarterman earned an MBA degree, with a concentration in Finance and Entrepreneurship, from the University of South Florida.

     Mr. Brown joined Resolve Staffing, Inc as Vice-President and director on December 4, 2002. From October 2001 to April 2002, Mr. Brown was President of Integra Staffing, Inc., our predecessor company, and prior to that as an investor. After the acquisition of Integra Staffing, Inc. by Resolve, Mr. Brown continued to be involved as an investor and major shareholder. Mr. Brown is founder and President of J. B. Carrie Properties, Inc., a real estate management and development company which was organized in 1988. Mr. Brown is also involved in the senior assisted living business managing 3 facilities in the state of Florida. Mr. Brown graduated from Florida State University with a degree in Sociology.

     Mr. Perez has served as our Chief Financial Officer, Secretary, Treasurer and Director since December 12, 2001. Mr. Perez served as Secretary, Treasurer and Director of Integra since October 2001. From October 1999 to June 2002, Mr. Perez was employed by Baumann, Raymondo & Company, P.A., Certified Public Accountants with primary responsibilities for the development of accounting and auditing services to small publicly held enterprises. From 1993 to 1999, Mr. Perez operated his own tax and accounting service, with concentration of services to small private and publicly held companies. Mr. Perez earned a BA degree in Accounting from the University of South Florida.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the year ended December 31, 2002, Messrs Porter, Perez, Lincoln and William A Brown Family Trust filed a Form 3 and Work Holdings LLC and Rene Morissette each filed a Form 4 with the Commission.


ITEM 10. EXECUTIVE COMPENSATION


On February 7, 2003, the Board of Directors appointed Wanda D. Dearth as Chief Executive Officer and director of Resolve. Resolve entered into a letter agreement to retain Ms. Dearth as CEO for a term of three years, with automatic renewal option, and provides for no compensation until March 30, 2003.

The agreement provides for a $25,000 cash bonus payable no later than August 10, 2003, and monthly cash payments as follows:

                                            AMOUNT
                                         -----------
       April 1 to May 31, 2003          $     5,000
       June 1 to August 31, 2003              7,000
       Beginning September 1, 2003           10,000

The Board agreed to issued Ms. Dearth a total of 275,000 shares of the Company's $.0001 par value common stock from the Incentive Plan as part of the compensation package. Ms. Dearth will be issued 100,000 shares of common stock, with unconditional piggyback registration rights, with the remaining 175,000 shares being held in escrow and will vest over the employment term as follows:

                                               SHARES
                    May 10, 2003               30,000
                    August 10, 2003            45,000
                    November 10, 2003          50,000
                    February 10, 2004          50,000

Ms. Dearth and Resolve have agreed that the value of the shares is $.14 per share, and is commensurate with the value of the services to be provided by Ms. Dearth. The agreement also provides for the payment of $25,000 if Ms. Dearth is terminated in the first 90 days. The Board agreed to proceed with the development of an Employment Agreement embodying the above.

                           SUMMARY COMPENSATION TABLE

     The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the three fiscal years ended December 31, 2001 for each person that served as our Chief Executive Officer. No executive officer's salary and bonus exceeded $100,000 in any of the applicable years.

                           SUMMARY COMPENSATION TABLE


                                             Other  Restri-
                        Year                 Annual  cted                       All other
  Name and             Ended                 Compen- Stock    Options/  LTIP     Compen-
Principal Position   Dec. 30   Salary  Bonus sation  Awards   SARs     Payouts   sation
----------------------------------------------------------------------------------------

M. Richard Cutler,      2002     -0-  -0-     -0-    -0-        -0-      -0-   -0-
President, Treasurer    2001     -0-  -0-     -0-    -0-        -0-      -0-   -0-
And Secretary (1)       2000     -0-  -0-     -0-    -0-        -0-      -0-   -0-

Rene Morissette,        2002     -0-  -0-     -0-    -0-        -0-      -0-   -0-
President, Treasurer    2001     750  -0-     -0-    -0-        -0-      -0-   -0-
And Secretary (2)       2000     -0-  -0-     -0-    -0-        -0-      -0-   -0-

Charles Lincoln,        2002     -0-  -0-     -0-    -0-        -0-      -0-   -0-
Chairman and            2001     -0-  -0-     -0-    -0-        -0-      -0-   -0-
CEO (3)                 2000     -0-  -0-     -0-    -0-        -0-      -0-   -0-

R. Gale Porter,         2002  37,450  -0-     -0-    -0-        -0-      -0-   -0-
President and COO (4)   2001     -0-  -0-     -0-    -0-        -0-      -0-   -0-
                        2000     -0-  -0-     -0-    -0-        -0-      -0-   -0-

Donald E.
Quarterman, Jr.,        2002   3,000  -0-     -0-    -0-        -0-      -0-   -0-
President and COO (5)   2001     -0-  -0-     -0-    -0-        -0-      -0-   -0-
                        2000     -0-  -0-     -0-    -0-        -0-      -0-   -0-

___________
(1)     Appointed April 9, 1998; resigned September 27, 2001.
(2)     Appointed September 26, 2001; resigned January 11, 2002.
(3)     Appointed December 12, 2001; resigned March 18, 2002.
(4)     Appointed March 18, 2002; resigned October 23, 2002
(5)     Assumed the duties of Chief Executive on December 4, 2002.


                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                (INDIVIDUAL GRANTS)

                      Number of Securities       Percent of Total
                          Underlying             Options/SAR's
                         Options/SAR's         Granted to Employees    Exercise of
Name                      Granted (#)           in Fiscal Year     Base Price ($ / SH) Expiration Date
------------------------------------------------------------------------------------------------------

M. Richard Cutler                None                     N/A                N/A                   N/A

Rene Morissette                  None                     N/A                N/A                   N/A

Charles Lincoln                  None                     N/A                N/A                   N/A

R. Gale Porter                   None                     N/A                N/A                   N/A

Donald E. Quarterman,            None                     N/A                N/A                   N/A
Jr.


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

M. Richard Cutler        N/A     N/A           None                                 N/A

Rene Morissette          N/A     N/A           None                                 N/A

Charles Lincoln          N/A     N/A           None                                 N/A

R. Gale Porter           N/A     N/A           None                                 N/A

Donald E.                N/A     N/A           None                                 N/A
Quarterman, Jr.


COMPENSATION OF DIRECTORS

     Directors were not separately compensated for their services since inception.


11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock as of March 15 2003, by:

- each person who is known by us to beneficially own more than 5% of our common stock
-     each of the named executive officers and each of our directors; and
-     all of our officers and directors as a group


11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth the beneficial ownership of our common stock as of March 15 2003, by:

- each person who is known by us to beneficially own more than 5% of our common stock
-     each  of  the  named  executive  officers  and  each of our directors; and
-     all  of  our  officers  and  directors  as  a  group

                 All shares of common stock subject to warrants, options and convertible instruments currently exercisable or convertible or exercisable or convertible within 60 days are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such securities, but are not deemed to be outstanding for computing the percentage of ownership of any other person. Unless otherwise indicated below, each stockholder named in the table has sole or shared voting and investment power with respect to all shares beneficially owned, subject to applicable community laws.


                                          Number
                                        of  Shares
Name  and  Address  of               of  Common  Stock    Percentage  of
Beneficial  Owner                   Beneficially  Owned     Ownership
----------------                     ------------------     ---------


Charles  Lincoln  (1)
1600  S.  Federal  Highway,  Suite  200
Pompano  Beach,  FL  33062                      93,855    1.55%

R.  Gale  Porter  (2)
310  E.  Harrison
Tampa,  FL  33602                               303,079   5.01%

Cristino  L.  Perez  (3)
105  N.  Falkenburg  Road
Tampa,  Florida  33619                        2,860,017  38.42%

Donald  E.  Quarterman  (4)
3837  Northdale  Boulevard
Tampa,  FL  33624                            950,000   15.71%

Wanda  D.  Dearth  (5)
105  N.  Falkenburg  Road
Tampa,  Florida  33619                        275,000   4.55%

William  A.  Brown  (6)(9)
106  Stanley  Street
Tampa,  FL  33604                           5,028,995  59.07%

Venancio  Pardo  (7)
5700  Memorial  Highway
Tampa,  FL  33615                             312,028   5.04%

Rene  Morissette  (8)(9)
1410  W.  Perdiz
Tampa,  FL  33612                            798,071   12.43%

Work  Holdings  LLC  (10)
1410  W.  Perdiz
Tampa,  FL  33612                             427,560   6.85%

Nilda  Hoornik  (11)
3314  W  Pametto  St.
Tampa,  FL  33607                          2,777,421   37.48%

Global  Partners,  LLC(12)
3314  W  Pametto  St.
Tampa,  FL  33607                          2,776,421   37.47%

Pinnacle  Corproate  Services,  LLC(13)
3837  Northdale  Blvd.,  Suite  303
Tampa,  FL  33624                            950,000   15.71%


All  Officers  and  Directors  as  a
group  (4  persons)  (14)                  8,207,250  86.41%
________________

Footnotes  to  this  table  on  following  page

(1) Charles Lincoln was our Chairman and Chief Executive Officer until March 18, 2002. Includes 81,569 shares which he owns directly, owns jointly with his spouse, and which are owned by corporations wholly owned by him, and 12,286 corresponding to his interest in Work Holdings, LLC, a limited liability corporation.

(2) Mr. R. Gale Porter was our Chief Operating Officer, President, and a director of the Company until his resignation on October 23, 2002. Includes 300,000 shares which he owns jointly with his spouse, and 3,079 shares corresponding to his interest in Work Holdings, LLC, a limited liability corporation.

(3) Cristino L. Perez is our Chief Financial Officer, Secretary, Treasurer, and is a director of the Company. Includes 45,027 shares owned directly by him, his spouse or jointly, 34,400 shares issuable upon the conversion of warrants, 4,169 shares owned by Mr. Perez corresponding to his interest in Work Holdings, LLC, a limited liability company. We have also attributed to Mr. Perez 1,412,921 shares of common stock and 1,363,500 shares issuable upon the exercise of warrants representing the securities owned by Global Partners, LLC in which Mr. Perez's wife, through her individual retirement account, is a majority shareholder of Global Partners, LLC.

(4) Donald E. Quarterman, Jr. was appointed Chief Operating Officer, President and director on December 4, 2002. Includes 950,000 shares owned by Pinnacle Corporate Services, LLC, a Company in which Mr. Quarterman is a managing partner.

(5) Wanda D. Dearth was appointed Chief Operating Officer, President and director on February 10, 2003. Such figure assumes ownership by Ms. Dearth of 275,000 shares of our common stock.
                                         26

(6) It includes 816,835 shares owned by the Trust controlled by William A. Brown as Trustee, and 750,000 shares issuable upon conversion of warrants owned by the Trust. It also includes 1,517,300 shares and 1,517,300 shares issuable upon exercise of warrants transferred to the Trust from the William A. Brown Family Partnership, also controlled by William A. Brown, as General Partner. We have also attributed to Mr. Brown 227,560 shares of common stock and 200,000 shares issuable upon the exercise of warrants representing the securities owned by Work Holdings LLC in which Mr. Brown, through his individual retirement account, is a majority shareholder of Work Holdings LLC.

(7) Includes 9,400 shares owned directly by him, 9,400 shares issuable upon the exercise of warrants, 160,228 shares owned indirectly through individual retirement account's interest in Work Holdings LLC and Global Partners LLC, two limited liability companies, and 130,000 shares issuable upon the exercise of warrants by Global Partners LLC. Also includes 3,000 shares which may be issued to Mr. Pardo's daughter or companies controlled by Mr. Pardo's daughter upon the conversion of debentures.

(8) Mr. Morissette is the managing director of Work Holdings LLC. Accordingly, the amount attributable to Mr. Morissette includes 227,560 shares of common stock owned by Work Holdings LLC and 200,000 shares issuable upon the exercise of warrants owned by Work Holdings LLC. Such figure also includes 8,011 shares of common stock and 7,500 warrants to purchase common stock owned by Mr. Morrisette's wife, and 355,000 shares corresponding to his interest in Global Partners, LLC, a limited liability corporation.

(9) Mr. Morissette is the managing director of Work Holdings LLC. Mr. William Brown owns 58.01% of Work Holdings LLC.

(10) Includes 200,000 shares of common stock issuable upon the exercise of warrants.

(11) Nilda Hoornik is the managing director of Global Partners LLC. Includes 1,000 shares that may be obtained by Ms. Hoornik upon the conversion of her debenture. Includes securities owned by owned by Global Partners LLC which includes 1,363,500 shares of common stock issuable upon the exercise of warrants and 1,412,921 shares of common stock.

(12) Includes 1,363,500 shares of common stock issuable upon the exercise of warrants and 1,412,921 shares of common stock.


(13) Donald E. Quarterman, Jr. is a managing partner of Pinnacle Corporate Services, LLC.

(14) Includes 3,451,700 that may be obtained by officers and directors and their related parties upon the exercise of outstanding warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Our business activities were organized by Mr. R. Gale Porter, our former president, Mr. Cristino Perez, our CFO, Mr. William A. Brown and Mr. Venancio Pardo, who are deemed to be promoters of our Company.

     In December 2001, we acquired Integra Staffing through the issuance of 50,000 shares of our commons tock, 76% of which were issued to the organizers in exchange for the outstanding shares of Integra as follows:

          NAME                         NUMBER OF SHARES
          ----                         ----------------

          Cristino L. Perez                      7,750
          William A. Brown Family Trust         12,685
          R. Gale Porter                        17,500

     The remaining 12,065 shares were issued to a non-affiliated minority shareholder of Integra.

     On November 16, 2001, Resolve borrowed $7,300 from former shareholders of Integra and unrelated individuals secured by 5% convertible debentures due December 31, 2002. The debentures were convertible into Resolve's $0.0001 par value common stock at $0.0001 per share through the debenture's maturity date. On March 30, 2002, the debentures and accrued interest of $151 were converted into 248,667 common shares of the Company. Of these 248,667 shares, 156,636 shares (63%) were issued to our organizers as follows:

          NAME                         NUMBER OF SHARES
          ----                         ----------------

          R. Gale Porter                         53,065
          William A. Brown Family Trust          54,151
          Global Partners LLC for the benefit
             of Venancio Pardo                   22,202
          For the benefit of Cristino Perez'
             spouse                              27,218

     On June 24, 2002, Resolve sold 5,000,000 units, each consisting of one share of our common stock and one five-year $.15 common stock purchase warrant for $.04 per unit. Of that amount:

- 1,527,800 units were sold to our officers and directors for $1,376 in cash, the cancellation of $19,736 in notes, and the satisfaction $40,000 in outstanding debt of the Company.

- 2,890,200 units were sold to our shareholders owning 10% or more of the Company's common stock for $18,664 in cash, the cancellation of $76,944 in notes, and the satisfaction of $20,000 in outstanding debt of the Company.

     The consideration we received from officers and directors for the issuance of 917,400 was as follows:


                                             NUMBER OF          CONSIDERATION
          NAME                                 UNITS               RECEIVED
          ----                               ---------          -------------
          Cristino L. Perez                    34,400             $1,376

          Global Partners LLC for the
            benefit of Mr. Perez' spouse       883,000   The proportional share of a cash
                                                         payment of $18,288, the
                                                         cancellation of Notes of
                                                         $16,252 and $20,000 of debt on
                                                         total purchases of 1,363,500
                                                         units.

The consideration we received from our 10% or more shareholders for 4,325,600 units was as follows:

                                         NUMBER OF          CONSIDERATION
          NAME                             UNITS                RECEIVED
          ----                           ---------          --------------

          William A. Brown Family          1,517,300   Cancellation of $60,692
             Limited Partnership                       of Notes

          R. Gale Porter                   1,493,400   Cancellation of
                                                       $19,736 of Notes and
                                                       $40,000 of debt

          Venancio Pardo                       9,400   $    376.00

          Global Partners LLC for the
             benefit of:
             Venancio Pardo                  255,000   $  3,420.20
             Cristino L. Perez' spouse       883,000   $ 11,843.27
             Fiero Partners                  167,500   $    777.93

     In consideration for the immediate registration of 300,000 shares of the Company's restricted common shares owned by R. Gale Porter, our former president, Mr. Porter agreed to contribute back to the Company 513,965 common shares and 743,400 common shares issuable upon conversion of warrants. Additionally, Mr. Porter agreed to subject the 300,000 shares to a lock-up agreement, whereby a maximum of 10,000 shares may be sold per month after 60 days from the time the Company's shares first are listed on an exchange or on an electronic medium that provides real-time trade reporting or 180 days from the time the Company's registration statement is declared effective.

     On November 22, 2002, Mr. Porter sold 750,000 units of the Company's securities to the William A. Brown Family Trust. Each unit consists of one share of the Company's common stock and one warrant to purchase one share of common stock. The consideration for the purchase and sale was a promissory note due June 30, 2003 for $30,000, secured by a pledge of the shares and warrants.

Mr. Venancio Pardo's adult daughter, who shares her parents' residence, purchased a 6% convertible debenture due June 30, 2003 from Resolve, which entitles her to convert such debenture into 1,000 shares of Resolve's common stock. In addition, she is the sole owner of ICBM Corporation and its subsidiary 1Mundo, Inc. ICBM Corporation and 1Mundo, Inc. each purchased a 6% convertible debenture due June 30, 2003 from Resolve, which entitles them to convert such debentures into 1,000 shares of Resolve's common stock.

     From January 1, 2002 through December 31, 2002, Mr. R. Gale Porter and
Mr. Cristino L. Perez have provided services to our company in their capacity of President and CFO respectively. The services provided by Mr. Porter, valued at $37,450 were contributed to the Company. Of the services provided by Mr. Perez, valued at $44,100, $2,000 was paid in cash, and the remaining $42,100
were contributed to the Company.   Mr. Perez has  agreed to continue to provide
services to our company until such time as we are able to generate sufficient funds for an adequate level of operations. Mr. Porter provided services to our company until his resignation on October 23, 2002.

     From September 27, 2001 until his resignation as president on October 23, 2002, Mr. R. Gale Porter had provided us with the use of executive offices at no cost to us. We no longer use such offices.

     During the year ended December 31, 2002, Resolve borrowed $67,000 from William A. Brown, executive vice-president and major shareholder of Resolve, of which $67,000 remains outstanding at December 31, 2002. The debt is evidenced by a promissory note due on March 31, 2004, with interest at the rate of 5% per annum payable quarterly in arrears starting March 31, 2003.

     On February 7, 2003, the Board of Directors approved a one-year agreement with Pinnacle Capital Services, LLC ("Pinnacle") to provide Resolve with the following services: assistance and/or preparation of financial, strategic and business plans, assist and advise Resolve on recruiting key management talent and members of the board of directors, provide advise and consult with Resolve concerning management, products and services, and review and advise Resolve in its efforts to consolidate segments of the staffing industry. According to the agreement, Resolve will pay Pinnacle a $7,500 fee before March 15, 2003, and agreed to issue Pinnacle a total of 950,000 restricted shares of the Company's $.0001 par value common stock as part of the compensation package. Resolve agreed to prepare and file a registration statement on or before May 31, 2003 and register the shares issued to Pinnacle. The agreement was approved by Cristino L. Perez. The other Board members, Don Quarterman and William A. Brown, abstained from the vote. According to the agreement, Resolve will issue Pinnacle 100,000 shares of common stock upon signing of the agreement, with the remaining 850,000 shares being held in escrow and will vest over the term of the agreement as follows: 150,000 shares on March 31, 2003; 50,000 shares at the end of each subsequent month though December 31, 2003, and 250,000 shares on February 7, 2004. Pinnacle and Resolve have agreed that the value of the shares is $.14 per share, and is commensurate with the value of the services to be provided by Pinnacle.


ITEM 13.  CONTROLS AND PROCEDURES

     (a)     Evaluation of Disclosure Controls and Procedures.
             ------------------------------------------------

     Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's period SEC filings.

     (b)     Changes in Internal Control.
             ---------------------------

     Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.


ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

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

     2.3       Securities Exchange Agreement dated November 23, 2001 between
               Columbialum, Ltd. and the shareholders of Integra Staffing, Inc. (2)

     3.1       Articles of Incorporation of the Company (3)

     3.2       Bylaws of the Company (3)

     3.3       Amendment to Articles of Incorporation dated January 15, 2002, filed
               January 22, 2002 (4)

     3.4       Amendment to Articles of Incorporation  filed May 29, 2002 (5)

     4.1       Form of 5% Convertible Subordinated Debenture due December 31, 2002 (5)

     4.2       Form of 6% Convertible Subordinated Debenture due June 30, 2003 (5)

     4.3       Form of 18% Convertible Note due October 1, 2002 (5)

     4.4       Form of $.15 warrant expiring June 30, 2007

     10.1      Lease dated August 23, 1999 between Fletcher Associates, Inc. and
               Integra Staffing, Inc. (5)

     10.2      Consulting Agreement dated October 1, 2001 between the Company and
               Apogee Business Consultants, Inc. (5)

     10.3      The Company's 2001 Equity Incentive Plan (5)

     10.4      Amendment to the 2001 Equity Incentive Plan (6)

     10.5      Form of Registration Rights Agreement (6)

     10.6      Lease dated June 19, 2002 between the Company and Tampa Associates (6)

     10.7      Lock-up and Registration Agreement with R. Gale Porter, dated
               November 22, 2002 (7)

     10.8      Note Extension of Barbara Green dated February 3, 2003

     10.9      Employment Agreement Letter between the Company and Wanda
               Dearth dated February 7, 2003. (8)

     10.10     Promissory note with William Brown

     23.2      Consent of independent Certified Public Accountant

     99.1      Certificate Pursuant to 18 USC Section 1350, as
               Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.2 Certificate Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____

(1) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K dated September 27, 2001.
(2) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K dated December 12, 2001.
(3) Incorporated by reference to the exhibits filed with the corresponding exhibits numbers filed with the Company's Form 10-SB Registration Statement field February 14, 2000.
(4) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K dated March 1, 2002.
(5) Incorporated by reference to the exhibits filed with the Company's Report on Form 10-KSB for year ended December 31, 2001.
(6) Filed with the initial filing of the Registration Statement filed with the Commission on Form SB-2 on July 29, 2002.
(7) Filed with Amendment No. 1 to the Registration Statement filed with the Commission on December 23, 2002.
(8) Filed as an exhibit to the Company's Form 8-K filed with the Commission on March 20, 2003 and filed again hereto as an amendment to such exhibit.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOLVE STAFFING, INC.

/s/ Wanda D. Dearth                                   April 2, 2003
-------------------
Wanda D. Dearth,
(Principal Executive Officer)


/s/ Cristino L. Perez                                 April 2, 2003
---------------------
Cristino L. Perez, Treasurer, Secretary,
Chief Financial Officer  (Principal
Financial and Accounting Officer)


Signatures                                        Date
----------                                        ----


/s/ Donald E. Quarterman, Jr.                        April 2, 2003
-----------------------------
Donald E. Quarterman, Jr.,  President
 and Director

/s/ William A. Brown                                 April 2, 2003
--------------------
William A. Brown, Director
                                       32