Form 10KSB/A
period 2002-12-31
RESOLVE STAFFING INC
filed 2003-05-20
CIK 1106207

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Amendment No. 1 to FORM 10-KSB

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Background of the company

         Resolve (formerly Columbialum Staffing, Inc. and Columbialum, Ltd.) was organized under the laws of the State of Nevada on April 9, 1998, and was a "blank check" or "shell" company whose primary purpose was to engage in a merger with, or acquisition of one or a small number of private firms expected to be private corporations, partnerships or sole proprietorships. On September 27, 2001, Work Holdings LLC, a limited liability company controlled by Rene Morissette and William A. Brown, acquired 97.4% of our outstanding common stock, changed management, and in November 2001, entered into an agreement to acquire Integra Staffing, Inc. ("Integra") for 50,000 shares of our common stock. Work Holdings LLC was a parent of Resolve prior to the acquisition of Integra. As a result of the issuance of 50,000 shares to the former shareholders of Integra in the acquisition, Work Holdings LLC's ownership was reduced to 39%, was reduced to 9.8% as a result of the conversion of outstanding convertible debentures and was further reduced to 3.68% (6.69% assuming the exercise of 200,000 warrants) as a result of the issuance of 5,000,000 units, previously described. We acquired Integra in December 2001 and its staffing business is the core of our business at the present time.

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

         On September 24, 2001, Premier Ventures Inc. entered into an agreement to acquire 32,466 shares of Resolve from M. Richard Cutler and Vi Bui for $25,000. The purchase of such shares was completed on September 26, 2001. On September 27, 2001 Work Holdings LLC acquired the 32,466 shares from Premier Ventures for $100,000. At the time of the transfer, such shares represented 97.4% of our outstanding stock. At the time Work Holdings purchased the shares of Resolve, it was unaware that Premier Ventures had purchase the Resolve shares on September 24 for $25,000. Work Holdings was introduced to Apogee Business Consultants, LLC, owned in part by Mr. D. Jerry Diamond. Work Holdings indicated to Apogee that is was interested in purchasing a public shell. Apogee referred Work Holdings to Mr. Cutler who informed Work Holdings that Premier Ventures had a public shell, Resolve, for sale. Only after Work Holdings purchased Resolve did it learn that Mr. D. Jerry Diamond also owned Premier Ventures. There are no relationships or associations between Premier, its officers, directors and affiliates and Resolve, Work Holdings LLC or their respective officers, directors and affiliates. The acquisition of 97.4% of our stock outstanding in September 2001 (which shares now represent 0.6% of our outstanding stock) by Work Holdings LLC was to obtain a reporting company shell with which to acquire assets of a temporary workforce business. Work Holdings LLC is managed by Rene Morissette, who has no family relationship to any of our officers and directors. Work Holdings LLC is beneficially owned by Mr. Perez, our CFO (1.8%), and Mr. Charles Lincoln, our former CEO (44.58%).

Acquisition of Integra

         We entered into an agreement to acquire Integra in November 2001 in exchange for the issuance of 50,000 shares of common stock and completed the transaction December 12, 2001, which involved the issuance of the shares to the individuals that owned Integra capital stock, as follows:

         R. Gale and Jerry Porter                    17,500
         Cristino L. and Elona Perez                  7,750
         William A. Brown Family Trust               12,685
         Frank Hartman                                1,815
         Charles and Lorraine Lincoln                10,250
                                                    -------
                                                     50,000

         Integra was incorporated for the purpose of establishing and operating a temporary employment agency. The terms of the acquisition required Columbialum to issue 1,500,000 shares of (pre-split) common stock representing 60% of the then outstanding shares in exchange for 100% of the outstanding shares of Integra common stock, 1,000 shares at a par value of $.01 per share. The exchange rate was 1,500 shares of Columbialum for every one share of Integra.

         We plan to grow our business through the acquisition of private companies in the staffing industry that would provide types of staffing and/or related services with which we are familiar. We may seek private staffing companies for acquisitions or strategic alliances both in and out of the Tampa, Florida area. We believe that by acquiring existing staffing companies it will enable us to:

o        recruit well-trained, high-quality professionals;
o        expand our service offerings;
o        gain additional industry expertise;
o        broaden our client base; and
o        expand our geographic presence.

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

         While we may prefer to structure potential acquisitions in the form of a stock for stock exchange, we may acquire private companies for a combination of cash and stock. We currently do not have the cash reserves to effect an acquisition, although we would consider entering into some type of financing arrangement to secure the cash needed to effect an acquisition. Since we currently do not have any signed acquisition or financing agreements, the terms of any such acquisition or financing would be speculative. There can be no assurance that required financing will be available on acceptable terms. The principal factors that would effect whether a transactionis solely for stock or a combination of stock and cash are the tax and financial objectives of the prospective sellers. Three major factors in being able to acquire private companies are (1) workers compensation insurance coverage, (2) financing, and
(3) an exit strategy for owners of these private companies. We have secured or workers compensation insurance with a major carrier with an excellent modification rate, and are poised to add additional staffing employees cost effectively. Although, except as described above, the Company has not actively attempted to attract or negotiate with acquisition candidates, management will attempt to secure temporary and permanent financing for the initial cash requirement of a limited number of acquisitions. Management further believes that negotiations with prospective target companies would be most effective once the Company's stock has a public market, of which there is no assurance. Management believes that many private company may be acquired using future payout and not require significant current cash outlay. Any such acquisition may require the issuance of large number of shares of common or preferred stock, which would have a dilutive effect on current shareholders. We do not anticipate that an acquisition of other staffing companies, if any, would result in a change in our control. However, since we cannot predict what the terms of any future acquisition, if any, there could exist a situation in which an acquisition might effect a change of control of our Company. If a change of control should occur, our current management may not be able to implement our current business plan, which could result in a new business plan by the new owners, which business plan may differ or completely deviate from our business plan. Upon a change of control, no assurances can be made of the future direction of our Company.

         We had verbal agreements with two business brokers in an effort to assist us to identify potential candidates for potential acquisitions consistent with our growth by acquisition plan. These brokers were not affiliates of the Company or of our officers, directors or affiliates. There were no arrangements as to compensation in the event that any of these brokers identified a potential business acquisition, they have not identified any such candidates and we have not paid any commissions or any fees to them. We have decided not to use their services and have terminated their agreements.

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

         As of the three months ending March 31, 2003, we provided approximately 108 flexible individual staffing personnel in the Tampa, Florida area. We have approximately 18 clients.

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

Clients

         Our clients represent a cross-section of the industrial sector, of which no single client currently represents more than 5% of our total revenues. Although more than 99% of Integra's clients are local and regional companies, Integra's client list does include some national companies. One customer, H. Lee Moffit Medical Clinic, represented 16% of our revenue for the year ended December 31, 2001 and -0-% of our revenue for the fiscal year ended December 31, 2002.

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

Trademarks and service marks

         We do not have any registered trade or service marks. It is our intention to develop service marks as appropriate and seek federal registration when possible. We have begun the process of registering the mark "Resolve Staffing(TM)", and the name "Resolve Staffing" with a design, and, if federal registration is granted, we intend to develop Resolve Staffing as our brand identity.

Corporate employees

         As of May 15, 2003, we had 54 employees, of whom 48 were flexible staffing personnel and 6 were employed in sales and administrative capacities. Of the six administrative employees, three are officers and work full time. Twenty of our part-time employees work 30 hours or more per week. We believe that our relationships with our employees are good.

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

         Our offices are adequate for our present level of operations. In the future we will need additional facilities in which to centralize our accounting, training, human resource, risk management and executive work activities. We anticipate these We will require larger scale data processing and network communication capabilities, which will be needed in order to facilitate the assimilation of acquired companies into our methods of operating and accounting standards, and to provide customers state-of-the-art service and support.

ITEM 3.  LEGAL PROCEEDINGS

         We are not the subject of any legal proceeding. Our business, however, may be subject to routine legal proceedings from time to time in the ordinary course of our business.

     We have reached an agreement with our prior securities counsel and established a payment schedule. We currently owe previous counsel $17,000, who will be paid $3,000 in each of May, July, August and September and $5,000 in June.

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

NUMBER OF SHAREHOLDERS

     The number of shareholders of record of our common stock as of the close of business on March 15 , 2003 was thirty-eight; however, if all of our outstanding convertible debentures were converted, we would have 167 shareholders.

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

General overview

     Our activities since inception were limited to organizational matters, and did not have operating activity until we acquired Integra in December, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through short-term credit facilities and from the sale of convertible debentures:

     o On November 16, 2001, we issued an aggregate of $7,300 principal amount of 5% convertible subordinated debentures due December 31, 2002 to 18 individuals and entities, each of whom were accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The transaction was made directly by the officers and directors of the Company without a placement agent.

     o On December 6, 2001, we issued an aggregate of $11,150 of 6% convertible subordinated debentures due June 30, 2003.

     o In March 2002, we sold 18% Subordinated Convertible Notes due October 1, 2002 in the aggregate principal amount of $100,000.

     o We sold 5,000,000 units each consisting of one share of our common stock and one five-year $.15 common stock purchase warrant on June 24, 2002 for $200,000. Of the $200,000, $40,000 was for cash , $100,000 was in exchange for the above notes and $60,000 was for the satisfaction of outstanding debt. The number of warrants outstanding was reduced to 4,256,600 after cancellation of 743,400 warrants by Mr.
          R. Gale Porter, our former president, on November 22, 2002.

     o During May and June 2002 we secured short term loans from Barbara Green, an unrelated individual in the aggregate amount of $40,000. On June 3, 2002, the loans were converted to a promissory note due February 3, 2003, which was subsequently extended to June 3, 2003, with interest at the rate of 12% per annum, secured by our accounts receivables.

     o    From August 2002 through December 2002, we received loans from William
          A. Brown, our vice-president and major shareholder in the aggregate amount of $67,000. The loans were converted to a promissory note due March 31, 2004. Interest on the note at the rate of 5% per annum is payable quarterly.

     o Subsequent to December 31, 2002 through March 11, 2003, we received additional loans from William A. Brown amounting to $25,500. These loans are not evidenced by promissory notes, were provided interest free and are due on demand. No demand has been made for the repayment of these loans.

         We have incurred net losses from operations in each quarter since inception, our net loss for the fiscal year ended December 31, 2002 was $338,184 and for the fiscal year ended December 31, 2001 was 289,522. Our average monthly revenues for each of the four quarters of 2002 was $28,500, $33,200, $39,500, and $54,500. Although we have seen our quarterly revenues and business activity increase in recent months, evidenced by our flexible staffing employees increasing from 42 in September 2002 to 87 in January 2003, our annual revenues have continued to decrease, from $471,821 during fiscal year 2001 to $$467,911 during fiscal year 2002, with an increase in the corresponding net loss, from $289,522 during fiscal year 2001 to $338,184 during fiscal year 2002. Therefore, we expect to continue to incur losses for the foreseeable future. We expect our operating expenses to increase significantly in the near future as we attempt to build our brand and expand our customer base. We hope our expenses will be funded from operations and short term loans from major shareholders; however, our operations may not provide such funds and we may not obtain short term loans from shareholders. Our shareholders are under no obligation to provide additional loans to the company, and there are no agreements for them to do so. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability.

         On February 7, 2003, we entered into an employment agreement with Ms. Wanda Dearth to become our Chief Executive Officer. Under this agreement, Ms. Dearth is to receive $71,000 in salary ($5,000 a month in April and May, $7,000 a month in June through August, and $10,000 a month thereafter) and a $25,000 bonus during 2003. Based on our current level of operations, we believe we will be able to satisfy these cash payments from current operations. However, payment of this expense, without further increases in revenues or additional financing could have a significant impact on our cash, which could retard the Company's growth or cause the Company to restrict its business operations.

         As of December 31, 2002, we had a working capital of $44,718. As of that date we had current liabilities of $127,746, including a liability to a note holder of $40,000 due February 3, 2003. We extended the maturity date of the $40,000 note from Barbara Green to June 3, 2003. Through December 31, 2002, we received loans from William A. Brown, our vice-president and major shareholder of $67,000 with which the insurance financing debt was satisfied. The $67,000 note is due March 31, 2004, and interest at the rate of 5% per annum is due quarterly. Subsequently, through March 11, 2003, we received additional loans from Mr. Brown in the amount of $25,500, without interest. The $25,500 aggregate loans are due on demand and are not evidenced by a promissory note. Our shareholders are under no obligation to provide additional loans to the Company, and there are no agreements for them to do so.

During the next twelve months, we plan to satisfy our cash requirements, if at all, through additional equity financing, factoring (revolving financing secured by and related to the amount of accounts receivable) and from sales of our services. We do not have specific plans for additional equity financing, or factoring of our receivables, and we may not be successful in this regard. Factoring of our accounts receivables would be subject to the satisfaction of the $40,000 loan to Barbara Green, which is secured by our accounts receivable. If we are not able to obtain additional financing our operations may be curtailed or discontinued and an investment in our common stock would be lost.

         Revenues have been slower to materialize than previously anticipated. At our current level of operations, we would require a minimum of $125,000 to satisfy the Company's basic cash needs for the next 12 months.

         As of December 31, 2002, we did not have any cash with which to satisfy our future cash requirements. However, besides receiving loans from William A. Brown, our vice-president and major shareholder, of $25,500 though March 11,

2003, we anticipate a refund of workers insurance paid of approximately $65,000 from the policy that was in force through February 22, 2003. We have provided the documentation to the insurance company and are awaiting the finalization of their policy audit. We have renewed the current policies at an annual cost of approximately $23,594. We made a down payment of $4,968, and financed the remaining premiums payable in nine monthly payments of $2,148.

         Management anticipates meeting the remaining of its cash needs from increased operations, from factoring our accounts receivable of approximately $90,000 at December 31, 2002, and from short-term private financing from its officers, directors, shareholders, and others. On May 14, 2003, we secured a $50,000 line of credit from Mercantile Bank, payable on demand, with interest at the rate of 3% above the Mercantile Bank prime rate (their current rate is 4.25%) per annum, payable monthly. The line of credit is secured by a security in all of the assets of the Company and is personally guaranteed by Mr. William
A. Brown, our Executive Vice-President. As of May 19, 2003, we have not drawn down on the line of credit, therefore, the full $50,000 remains available to us. We do have any arrangement with our officers, directors, stockholders or others and they are not under any obligation to provide loans us. From January 1, 2003 through March 11, 2003, Mr. William A. Brown, our vice-president has made additional loans to us of $25,500. We have no arrangements regarding additional future loans, if any.

          Our monthly revenues have increased from approximately $54,500 during the quarter ended December 31, 2002, to 88,300 for the first quarter of 2003.

         Additionally, we would require approximately $750,000 during the next 12 months to implement our expansion and development plans. If we are unable to obtain this additional financing, we may be forced to curtain or discontinue our present expansion and development plans.

         Previously, we applied for and were tentatively approved for a three-year $5 million line of credit from a private financial institution for up to 85% of our qualified trade accounts receivable, secured by accounts receivable of target acquisitions as well as our current accounts receivable, which required guarantees by the officers and directors. The line of credit required a commitment fee of 1%, and interest at the rate of the Wall Street Journal prime rate plus 2.25%. We decided not to pursue funding from this line of credit because the cost of such a equity line was prohibitive at our current level of operations.

         Management has not sought or obtained any other additional equity or debt financing as of the date of this report, we plan to obtain a credit line similar to the one described above, which would be adequate to fund our expansion and much of our planned development efforts. In the event that we are unable to obtain further debt or equity financing, we may not be able to continue operations as currently conducted, expand our present operations, or achieve successful acquisitions of other enterprises.

         We have decided to upgrade our computer system at a cost of $12,018, which will be completed during early June 2003. The cost of the upgrade will be payable 25% down and the remainder at $350 per month without interest. We intend to fund this cost from operations.

         At May 12, 2003, we had no other material commitments for capital expenditures.

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

o Workers compensation insurance: The cost of our workers compensation insurance is based on premiums determined by our insurance carrier for the particular type of service our employees provide to our customers, modified by a factor computed based on our claims history. A deterioration in our claims experience may have an adverse affect on our workers compensation rate for future salary and wages base. Although we attempt to estimate our future liability, often it is the result of unanticipated claims for work related injuries.

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

o Income taxes: As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involved estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of specific items, such as depreciation, allowance for uncollectible accounts receivable and others. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the allowance in a period, we must include an expense within the tax provision in the statement of operations. We recorded a valuation allowance of $82,280 as of December 31, 2002 due to uncertainties relating to our ability to utilize some of our deferred tax assets, consisting primarily of net operating losses carried forward to the period over which they could be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

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

     Revenues for years ended December 31, 2001 to 2002 decreased from $471,821 to $467,911 or less than 1% decrease. All of our revenues for the years ended December 31, 2002 and 2001 were generated entirely from providing workers to our customers.

     For the years December 31, 2002 and 2001 the major categories of expenses, as a percent of revenue were as follows:

                                          2002         2001
                                       --------      ---------
           Legal & professional           29%          11%
           Advertising & promotion         2%           5%
           Salaries and benefits          42%          42%
           Payroll taxes                   2%           2%
           Penalties                       0%           4%
           Rent & leases                   5%           5%
           Travel & entertainment          1%           2%
           Administrative expenses        13%          10%

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

TO JUDGE WHETHER OUR BUSINESS CAN BE SUCCESSFUL

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

WE HAVE LOST MONEY IN EACH QUARTER SINCE INCEPTION. WE EXPECT FUTURE LOSSES AND MAY NEVER BECOME PROFITABLE

         We have incurred net losses from operations in each quarter since inception. Our net loss for the fiscal year ended December 31 , 2002 was $ 338,184 and as of December 31, 2002 had an accumulated deficit of $ 745,587. We expect to continue to incur losses for the foreseeable future. We expect to increase significantly our operating expenses in the near future as we attempt to build our brand, expand our customer base and make acquisitions. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability.

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

OUR EMPLOYEE RELATED COSTS ARE SIGNIFICANT AND, IF INCREASED, AND WE ARE UNABLE TO PASS THESE COSTS ON TO OUR CUSTOMERS, WILL INCREASE OUR COST OF DOING BUSINESS

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

TEMPORARY PERSONNEL

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

WE REQUIRE ADDITIONAL CAPITAL TO FUND OUR CURRENT OPERATIONS AND TO MAKE ACQUISITIONS. WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING

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

IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE AND MANAGE ACQUIRED BUSINESSES WITHOUT SUBSTANTIAL EXPENSE OR DELAY WE MAY NOT BE ABLE TO EFFECTIVELY OPERATE OUR BUSINESS AND/OR IT MAY DECREASE THE VALUE OF OUR COMMON STOCK

         In the future, we intend to expand our operations through acquisitions of small and medium size private companies, or divisions or segments of major private and public companies. We will do this to:

o        recruit well-trained, high-quality professionals;
o        expand our service offerings;
o        gain additional industry expertise;
o        broaden our client base; and
o        expand our geographic presence.

         We may not be able to integrate successfully businesses which we may acquire in the future without substantial expense, delays or other operational or financial problems. We may not be able to identify, acquire or profitably manage additional businesses.

OUR PLAN TO MAKE ACQUISITIONS MAY DIVERT MANAGEMENT'S ATTENTION FROM DAY-TO-DAY BUSINESS OPERATIONS WHICH COULD PREVENT OUR BUSINESS FROM GROWING

         If we are able to identify acquisition candidates, management's time and attention will be diverted from such activities as sales, marketing and tailoring staffing solutions to meet customer's needs. If management is not able to address these day-to-day operational task, we may lose customers or fail to increase revenue.

ACQUISITION ACTIVITIES MAY CAUSE US TO LOSE EXISTING CUSTOMERS BECAUSE OF CONFLICTS OR SERVICE PROBLEMS

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

OUR PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS WILL OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR

MANAGEMENT

         Our officers, directors and

stockholders with greater than 5% holdings will, in the aggregate, beneficially own approximately 83% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

o        election of our board of directors;
o        removal of any of our directors;
o        amendment of our certificate of incorporation or bylaws; and
o adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

     As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

THERE IS NO CURRENT TRADING MARKET FOR OUR SECURITIES. WITHOUT A TRADING MARKET, PURCHASERS OF THE SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES

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

         Additionally, if plans to phase-out the OTC Bulletin Board are implemented, we may not qualify for listing on the proposed Bulletin Board Exchange or any other marketplace, in which event investors may have difficulty buying and selling our securities. We understand that, in 2003, subject to approval of the Securities and Exchange Commission, The NASDAQ Stock Market intends to phase out the OTC Bulletin Board, and replace it with the BBX. As proposed, the BBX will include an electronic trading system to allow order negotiation and automatic execution. The NASDAQ Stock Market has indicated its belief that the BBX will bring increased speed and reliability to trade execution, as well as improve the overall transparency of the marketplace. Specific criteria for listing on the BBX have not yet been announced, and the BBX may provide for listing criteria which we may not meet. If the OTC Bulletin Board is phased out and we do not meet the criteria established by the BBX, there may be no transparent market on which our securities may be included. In that event, investors may have difficulty buying and selling our securities.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY CAUSE THE PRICE OF OUR STOCK TO DROP

         As of March 10, 2003, we had 6,046,069 shares of common stock issued and outstanding. We also had convertible debentures and warrants outstanding that may be exercised or converted into an aggregate of 4,368,100 shares of common stock. Upon effectiveness of this Registration Statement, 3,656,760 of the shares offered, including the listed shares issuable upon exercise of our warrants and conversion of our debentures, may be sold without restriction. The sale of these shares may cause the market price of our common stock to drop. The issuance of shares upon conversion or exercise of the warrants may result in substantial dilution to the interests of other stockholders.

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

SHOULD WE ENTER INTO AN ACQUISITION IN EXCHANGE FOR THE ISSUANCE OF SHARES OF OUR COMMON STOCK, SUCH ISSUANCE MAY HAVE A DILUTIVE EFFECT FOR OUR CURRENT SHAREHOLDERS AND MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE

     The future issuance of all or part of our remaining authorized but currently unissued common stock in connection with an acquisition may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might cause the price of our common stock to decline.

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

/s/ Timothy M. Griffiths, C.P.A.

TIMOTHY M. GRIFFITHS, CPA

Tampa, Florida

March 22, 2003, except for notes D, E, F and R, which are as of May 14, 2003

                             RESOLVE STAFFING, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001


                    ASSETS                                                                 2002                    2001
                                                                                   ---------------------    -------------------
CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                                                             $    --               $  19,467
    ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR BAD
         DEBTS OF $4,500 FOR 2002 AND $1,800 FOR 2001                                       89,674                30,069
    PREPAID AND OTHER ASSETS                                                                82,790                 8,317
                                                                                                               ---------
        TOTAL CURRENT ASSETS                                                               172,464                57,853
                                                                                                               ---------
PROPERTY AND EQUIPMENT
    PROPERTY AND EQUIPMENT                                                                  28,382                28,382
    LESS: ACCUMULATED DEPRECIATION                                                          14,015                 8,202
                                                                                         ---------             ---------
        NET PROPERTY AND EQUIPMENT                                                          14,367                20,180
                                                                                         ---------             ---------
                  TOTAL ASSETS                                                           $ 186,831             $  78,083
                                                                                         =========             =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    ACCOUNTS PAYABLE                                                                     $  43,386             $  23,698
    BANK OVERDRAFT                                                                           9,712                  --
    ACCRUED PAYROLL TAXES                                                                   10,803                17,171
    NOTE PAYABLE                                                                            40,000                  --
    DEBENTURES PAYABLE                                                                      11,150                18,450
    LOAN PAYABLE - RELATED PARTIES                                                           7,760                  --
    OTHER CURRENT LIABILITIES                                                                4,935                   642
                                                                                         ---------             ---------
        TOTAL CURRENT LIABILITIES                                                          127,746                59,961
                                                                                         ---------             ---------
LONG-TERM  LIABILITIES
     LOANS PAYABLE - RELATED PARTY                                                          67,000                  --
                                                                                         ---------             ---------
         TOTAL LONG-TERM LIABILITIES                                                        67,000                  --
                                                                                         ---------             ---------
STOCKHOLDERS' EQUITY (DEFICIT)
    COMMON STOCK, $.0001 PAR VALUE, 50,000,000 SHARES
      AUTHORIZED, ISSUED AND OUTSTANDING: 2002 - 4,821,069
            SHARES; 2001 - 83,334 SHARES                                                       482                     8
    PAID-IN CAPITAL                                                                        737,190               425,467
    RETAINED EARNINGS (DEFICIT)                                                           (745,587)             (407,403)
                                                                                         ---------             ---------
             TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          (18,072
                                                                                                                   7,915)
                                                                                         ---------             ---------
    TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY
    (DEFICIT)                                                                            $ 186,831             $  78,033
                                                                                         =========             =========

READ INDEPENDENT AUDITOR'S REPORT. THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                               2002                     2001
                                       ----------------------    --------------------
SERVICE REVENUES                           $   467,911                  $   471,821
DIRECT COST OF SERVICES                        353,097                      359,742
                                           -----------                  -----------
GROSS MARGIN                                   114,814                      112,079
OPERATING
EXPENSES
     LEGAL & PROFESSIONAL FEES                 135,701                       52,621
     ADVERTISING/PROMOTION                      10,806                       21,710
     SALARIES AND BENEFITS                     194,924                      197,304
     TAXES & LICENSES                            8,848                        7,808
     PENALTIES                                    --                         19,638
     RENT & LEASES                              23,743                       22,626
     TRAVEL & ENTERTAINMENT                      4,103                       10,071
     ADMINISTRATIVE EXPENSES                    62,483                       48,551
                                           -----------                  -----------
           TOTAL OPERATING EXPENSES            440,608                      380,329
                                           -----------                  -----------
 LOSS FROM OPERATIONS                         (325,794)                    (268,250)
OTHER INCOME
(EXPENSES)
      INTEREST AND OTHER INCOME                    716                          326
      INTEREST EXPENSE                         (13,106)                     (21,272)
                                           -----------                  -----------
          NET OTHER INCOME (EXPENSES)          (12,390)                     (21,272)
                                           -----------                  -----------
NET INCOME (LOSS)                          $  (338,184)                 $  (289,522)
                                           ===========                  ===========
LOSS PER
SHARE
     BASIC                                 $      (.12)                 $     (3.47)
                                           ===========                  ===========
     FULLY DILUTED                         $      (.12)                 $     (3.47)
                                           ===========                  ===========
AVERAGE NUMBER OF SHARES
OUTSTANDING
     BASIC                                   2,821,424                       83,333
                                           ===========                  ===========
     FULLY DILUTED                           2,821,424                       83,333
                                           ===========                  ===========


READ INDEPENDENT AUDITOR'S REPORT. THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                             RESOLVE STAFFING, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                      THE YEARS ENDED DECEMBER 31, 2002 AND
                                      2001

                                                                                        2002                 2001
                                                                                ---------------------    -------------
CASH FLOWS FROM OPERATING
ACTIVITIES
    NET LOSS                                                                        $(338,184)            $(289,522)
    ADJUSTMENTS TO RECONCILE NET LOSS TO CASH USED IN OPERATING
ACTIVITIES:
        DEPRECIATION                                                                    5,813                 4,473
        BAD DEBT EXPENSE                                                                2,700                    --
        CONTRIBUTION OF ASSETS                                                             --                (7,825)
        CONTRIBUTED SERVICES                                                           82,650                    --
        CONVERSION OF LOANS AND INTEREST TO CAPITAL                                       151                (5,125)
    DECREASE (INCREASE) IN CURRENT
ASSETS:
        ACCOUNTS RECEIVABLE                                                           (62,305)               27,982
        PREPAID AND OTHER ASSETS                                                      (74,473)               (5,701)
    INCREASE (DECREASE) IN CURRENT
LIABILITIES:
        ACCOUNTS PAYABLE                                                               19,688                17,168
        BANK OVERDRAFT                                                                  9,712                    --
        PAYROLL TAX ACCRUALS                                                           (6,368)              (49,459)
        SALARY ACCRUAL                                                                     --                (9,885)
        CUSTOMER DEPOSITS                                                                  --                (8,558)
        OTHER CURRENT LIABILITIES                                                       4,293                (1,282)
                                                                                    ---------             ---------
           TOTAL ADJUSTMENTS                                                          (18,139)              (38,312)
                                                                                    ---------             ---------
    NET CASH (USED) BY OPERATING ACTIVITIES                                          (356,323)             (327,834)
                                                                                    ---------             ---------
CASH FLOWS FROM INVESTING
ACTIVITIES
    PURCHASE OF PROPERTY AND EQUIPMENT                                                     --                (8,821)
                                                                                    ---------             ---------
    NET CASH (USED) BY INVESTING ACTIVITIES                                                --                (8,821)
                                                                                    ---------             ---------
CASH FLOWS FROM FINANCING
ACTIVITIES
     SALE OF UNITS/WARRANTS AND CAPITAL STOCK, NET OF REDEMPTION                       40,000               317,975
     PROCEEDS FROM CONVERTIBLE SUBORDINATED NOTES                                     100,000
     PROCEEDS FROM CONVERTIBLE DEBENTURES                                                  --                18,450
     PROCEEDS FROM INSURANCE FINANCING                                                 93,061
     REPAYMENTS OF INSURANCE FINANCING                                                (93,061)
     PROCEEDS FROM NOTE PAYABLE                                                        40,000                    --
     LOAN FROM STOCKHOLDERS, NET OF REPAYMENTS                                        134,760                    --
     CAPITAL CONTRIBUTION                                                              22,096                    --
                                                                                    ---------             ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                        336,856               336,425
                                                                                    ---------             ---------
 NET INCREASE (DECREASE) IN CASH                                                      (19,467)                 (230)
CASH, BEGINNING OF THE YEAR                                                            19,467                19,697
                                                                                    ---------             ---------
CASH, END OF THE YEAR                                                                    $-0-             $  19,467
                                                                                    =========             =========

READ INDEPENDENT AUDITOR'S REPORT. THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.
                                       F-4

                             RESOLVE STAFFING, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                    COMMON STOCK               PAID-IN           RETAINED
                                              SHARES          AMOUNT           CAPITAL           DEFICIT          TOTAL
                                          --------------  --------------   --------------    ---------------   -----------
BALANCE, DECEMBER 31, 2000                     37,500                4          107,496        (112,756)          (5,256)
RECAPITALIZATION OF
PUBLIC
  COMPANY FOR INTEGRA MERGER                   45,834                4          317,971          (5,125)         312,850
NET LOSS DURING PERIOD                             --               --               --       (289 ,522         (289,522)
                                           ----------       ----------       ----------      ----------       ----------
BALANCE, DECEMBER 31, 2001                     83,334                8          425,467        (407,403)          18,072
ISSUANCE OF COMMON STOCK FOR SERVICES           3,333               --              100              --              100
ISSUANCE OF COMMON STOCK IN
CONVERSION
OF DEBENTURES                                 248,367               25            7,426              --            7,451
DONATED SERVICES                                   --               --           82,550              --           82,550
CONTRIBUTED CAPITAL BY SHAREHOLDER                 --               --           22,096              --           22,096
ISSUANCE OF COMMON STOCK FOR
CASH,
NOTES AND DEBT                              5,000,000              500          199,500              --          200,000
CANCELLATION OF COMMON STOCK                 (513,965)             (51)              51              --               --
NET LOSS DURING PERIOD                             --               --               --        (338,184)        (338,184)
                                           ----------       ----------       ----------      ----------       ----------
BALANCE, DECEMBER 31, 2002                  4,821,069       $      482       $  737,190      $ (745,587)      $   (7,915)
                                           ==========       ==========       ==========      ==========       ==========

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

On February 3, 2003, Resolve secured an extension of the note's maturity date to May 3, 2003, subject to the timely payment of accrued interest on the note. Resolve secured another extension of the note's maturity date until June 3, 2003.

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

NOTE E - INCOME TAXES

For financial statements purposes, Resolve has an accumulated losses of $637,615, from its inception through December 31, 2002, which can be used to offset future income through 2017.

For income tax purposes Resolve has a net operating loss carryover of $311,725 which can be used to offset future Federal and state taxable income through 2017 as indicated below

              YEAR ENDED DECEMBER 31,          LOSSES
                                          ------------------
                      2014                   $       1,820
                      2015                           3,305
                      2016                          53,817
                      2017                         252,783
                                          ------------------
                     Total                   $     311,725
                                          ==================

                       Read independent auditor's report.

                             RESOLVE STAFFING, INC.
                    NOTES TO CONSOLDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE E - INCOME TAXES (CONTINUED)

The potential tax benefit of these losses and credits is estimated as follows:

               Future tax benefit              $  87,280
               Valuation allowance               (87,280)
                                           ----------------
               Future tax benefit          $           -
                                           ================

At December 31, 2002 and 2001, no deferred tax assets or liabilities were recorded in the accompanying financial statements.

NOTE F - LOSS PER SHARE

Resolve has reported basic loss per share based on the weighted average number of shares outstanding for the period, and has reported fully diluted loss per share including the effect of 4,256,600 shares reserved for the exercise of warrants, and the 111,500 reserved for the conversion of the 6% convertible debentures dated December 6, 2001.

Based on an estimated current value of Resolve's stock being equal to the conversion price of the warrants, none of the shares assumed issued upon conversion of the warrants are included in the computation of fully diluted earnings (loss) per share. Additionally, since Resolve will not receive any proceeds from the conversion of the 6% convertible debenture, their effect on loss per share would be anti-dilutive, and therefore, their effect has not been included in the computation of fully diluted earnings (loss) per share.

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

AGREEMENT WITH PINNACLE CORPORATE SERVICES, LLC

On February 7, 2003, the Board of Directors approved a one-year agreement with Pinnacle Corporate Services, LLC ("Pinnacle") to provide Resolve with the following services: assistance and/or preparation of financial, strategic and business plans, assist and advise Resolve on recruiting key management talent and members of the board of directors, and provide advise and consult with Resolve concerning management, products and services. According to the agreement, Resolve agreed to issue Pinnacle a total of 950,000 restricted shares of the Company's $.0001 par value common stock as part of the compensation package. Resolve agreed to prepare and file a registration statement on or before May 31, 2003 and register the shares issued to Pinnacle. The agreement was approved by Cristino L. Perez. The other Board members, Don Quarterman and William A. Brown, abstained from the vote, due to a conflict of interest.

According to the agreement, Resolve issued Pinnacle 100,000 shares of common stock upon signing of the agreement on February 1, 2003 with the remaining 850,000 shares being held in escrow and will vest over the term of the agreement as follows: 100,000 shares on March 1, 2003; 100,000 shares on April 1, June 1, August 1, September 1, and November 1, 2003 and 250,000 shares on February 1, 2004. Pinnacle and Resolve have agreed that the value of the shares is $.14 per share, and is commensurate with the value of the services to be provided by Pinnacle.


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

Our directors and executive officers as of May 12, 2003, are as follows:

         Name                 Age         Position

Wanda  D.  Dearth              50    Chief Executive Officer and Director
Donald  E.  Quarterman,  Jr.   34    President,  Chief  Operating
                                     Officer  and  Director
William A. Brown               45    Executive Vice-President and Director
Cristino  L.  Perez            58    Chief  Financial  Officer,  Secretary,
                                     Treasurer,  and Director

     Ms. Dearth serves as our Chief Executive Officer and director since February 10, 2003. Ms. Dearth has more than 15 years of health care staffing, marketing and management experience. Prior to joining us, Ms. Dearth was an independent consultant and a consultant with Comforce Nurse Staffing Services from January 2001 to February 2003. From June 2000 through December 2001, Ms. Dearth was Chief Operating Officer and President at Cryo-Cell International,

Inc., a Nasdaq Small Cap company specializing in the storage of umbilical cord blood stem cells. From August 1998 to May 2000, Ms. Dearth was a business unit vice president with Kforce.com HealthCare, where she handled business development for the nurse staffing division and she served as a regional director for StarMed Staffing from January 1, 1998 to July 7, 1998.

     Mr. Quarterman joined us as President, Chief Operating Officer and director December 4, 2002. Mr. Quarterman brings with him over 7 years of staffing industry experience in venture capital, mergers and acquisitions, and strategic consulting. Mr. Quarterman is a Managing Partner and co-founder of

Pinnacle Corporate Services, LLC, a business consulting firm that works with emerging growth companies in the areas of business and strategic planning, business development strategies, and executive and director recruitment, since August 2001. From 1997 to 2000, Mr. Quarterman was Director of Operations for Catalyst Ventures, an Investment Banking firm located in Tampa, Florida. From 1993 to 1997, Mr. Quarterman was a Vice President at Geneva Corporate Finance, one of the largest middle-market merger and acquisition firms in the United States. Mr. Quarterman earned an MBA degree, with a concentration in Finance and Entrepreneurship, from the University of South Florida.


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

ITEM 10. EXECUTIVE COMPENSATION

We entered into a letter agreement to retain Wanda D. Dearth as CEO on February 7, 2003. The agreement is for a term of three years, with an automatic renewal option, and provides for no compensation until March 30, 2003.

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

         The agreement also provides for the issuance to Ms. Dearth of 275,000 shares of the Company's $.0001 par value common stock from the Incentive Plan as part of the compensation package. Ms. Dearth will be issued 100,000 shares of common stock, with unconditional piggyback registration rights, with the remaining 175,000 shares being held in escrow and will vest over the employment term as follows:

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

                           SUMMARY COMPENSATION TABLE

     The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the three fiscal years ended December 31, 2002 for each person that served as our Chief Executive Officer. No executive officer's salary and bonus exceeded $100,000 in any of the applicable years.

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

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock as of May 12, 2003, by:

- each person who is known by us to beneficially own more than 5% of our common stock
-     each of the named executive officers and each of our directors; and
-     all of our officers and directors as a group

Percentage of ownership is based on 6,191,082 shares outstanding as of May 12, 2003.

                                          Number
                                        of  Shares
Name  and  Address  of               of  Common  Stock    Percentage  of
Beneficial  Owner                   Beneficially  Owned     Ownership
----------------                     ------------------     ---------
Charles  Lincoln  (1)
1600  S.  Federal  Highway,  Suite  200
Pompano  Beach,  FL  33062                     81,569         1.32%

R.  Gale  Porter  (2)
310  E.  Harrison
Tampa,  FL  33602                             300,000          4.85%

Cristino  L.  Perez  (3)
105  N.  Falkenburg  Road
Tampa,  Florida  33619                      2,855,848         37.63%

Donald  E.  Quarterman  (4)
3837  Northdale  Boulevard
Tampa,  FL  33624                             950,000         15.34%

Wanda  D.  Dearth  (5)
105  N.  Falkenburg  Road
Tampa,  Florida  33619                        275,000          4.44%

William  A.  Brown  (6)(9)
106  Stanley  Street
Tampa,  FL  33604                           5,028,995         50.41%

Rene  Morissette  (7)(8)
1410  W.  Perdiz
Tampa,  FL  33612                             443,071           6.9%

Work  Holdings  LLC  (9)
1410  W.  Perdiz
Tampa,  FL  33612                             427,560          6.69%

Nilda  Hoornik  (10)
3314  W  Pametto  St.
Tampa,  FL  33607                           2,777,421         36.76%

Global  Partners,  LLC(11)
3314  W  Pametto  St.
Tampa,  FL  33607                           2,776,421         36.75%

Pinnacle  Corporate  Services,  LLC(12)
3837  Northdale  Blvd.,  Suite  303
Tampa,  FL  33624                             950,000         15.34%


All  Officers  and  Directors  as  a
group  (4  persons)  (13)                   9,109,843         90.59%
----------------
Footnotes  to  this  table  on  following  page

(1) Charles Lincoln was our Chairman and Chief Executive Officer until March 18, 2002. Includes 47,545 shares which he owns jointly with his spouse, 17,012 shares owned by Intequest, Inc. and 17,012 shares owned by Esprit Business Service, Inc., in which Mr. Lincoln is the sole stockholder in each corporation.

(2) Mr. R. Gale Porter was our Chief Operating Officer, President, and a director of the Company until his resignation on October 23, 2002. Includes 300,000 shares which he owns jointly with his spouse, and 3,079 shares corresponding to his interest in Work Holdings, LLC, a limited liability corporation.

(3) Cristino L. Perez is our Chief Financial Officer, Secretary, Treasurer, and is a director of the Company. Includes 45,027 shares owned directly by him, his spouse or jointly and 34,400 shares issuable upon the conversion of warrants. We have also attributed to Mr. Perez 1,412,921 shares of common stock and 1,363,500 shares issuable upon the exercise of warrants representing the securities owned by Global Partners, LLC in which Mr. Perez's wife, through her individual retirement account, is a majority shareholder of Global Partners, LLC.

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

(8) Mr. Morissette is the managing director of Work Holdings LLC. Accordingly, the amount attributable to Mr. Morissette includes 227,560 shares of common stock owned by Work Holdings LLC and 200,000 shares issuable upon the exercise of warrants owned by Work Holdings LLC. Such figure also includes 8,011 shares of common stock and 7,500 warrants to purchase common stock owned by Mr. Morrisette's wife.

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

(13) Donald E. Quarterman, Jr. is a managing partner of Pinnacle Corporate Services, LLC.

(14) Includes 3,865,200 that may be obtained by officers and directors and their related parties upon the exercise of outstanding warrants.

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

         In December 2001, we acquired Integra Staffing through the issuance of 50,000 shares of our commons tock, 76% of which were issued to the organizers in exchange for the outstanding shares of Integra as follows:

                  Name                                        Number of Shares
                 ---------------------------------          --------------------
                  Cristino L. Perez                                     7,750
                  William A. Brown Family Trust                        12,685
                  R. Gale Porter                                       17,500

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

                  Name                                        Number of Shares

                 ---------------------------------------      ----------------
                  R. Gale Porter                                       53,065
                  William A. Brown Family Trust                        54,151
                  Global Partners LLC for the benefit
                     of Venancio Pardo                                 22,202
                  For the benefit of Cristino Perez'
                     spouse                                            27,218

         On June 24, 2002, Resolve sold 5,000,000 units, each consisting of one share of our common stock and one five-year $.15 common stock purchase warrant for $.04 per unit. Of that amount:

o 1,527,800 units were sold to our officers and directors for $1,376 in cash, the cancellation of $19,736 in notes, and the satisfaction $40,000 in outstanding debt of the Company.

o 2,890,200 units were sold to our shareholders owning 10% or more of the Company's common stock for $18,664 in cash, the cancellation of $76,944 in notes, and the satisfaction of $20,000 in outstanding debt of the Company.

         The consideration we received from officers and directors for the issuance of 917,400 was as follows:

                                                              Number of             Consideration
                  Name                                        Units                 Received
                 ----------------------------------         ---------------     --------------------------------
                  Cristino L. Perez                              34,400                $1,376
                  Global Partners LLC for the
                    benefit of Mr. Perez' spouse                883,000         The proportional share of a cash
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

         The consideration we received from our 10% or more shareholders for 4,325,600 units was as follows:

                                                                 Number of               Consideration
                  Name                                            Units                  Received
                 ----------------------------------------     ---------------          --------------------------
                  William A. Brown Family                       1,517,300               Cancellation of $60,692
                     Limited Partnership                                                of Notes
                  R. Gale Porter                                1,493,400               Cancellation of
                                                                                        $19,736 of Notes and
                                                                                        $40,000 of debt
                  Venancio Pardo                                    9,400               $    376.00
                     Global Partners LLC for the benefit of:
                     Venancio Pardo                               255,000               $  3,420.20
                     Cristino L. Perez' spouse                    883,000               $ 11,843.27
                     Fiero Partners                               167,500               $    777.93


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

     On February 7, 2003, the Board of Directors approved a one-year agreement with Pinnacle Corporate Services, LLC ("Pinnacle") to provide Resolve with the following services: assistance and/or preparation of financial, strategic and business plans, assist and advise Resolve on recruiting key management talent and members of the board of directors, provide advise and consult with Resolve concerning management, products and services, and review and advise Resolve in its efforts to consolidate segments of the staffing industry. Pinnacle's services regarding any potential acquisition will only be on a consulting basis. Don Quarterman is a co-founder and the current Managing Partner of Pinnacle and William Brown has had negotiations about becoming a significant investor in Pinnacle. Pinnacle will not be seeking, brokering, or negotiating any merger or acquisition nor will it engage in any capital raising on behalf of Resolve. There are no other relationships or associations between Pinnacle, its officers, directors and affiliates and Resolve or its respective officers, directors and affiliates. According to the agreement, Resolve will issue Pinnacle a total of 950,000 restricted shares of the Company's $.0001 par value common stock as compensation for its services. Resolve agreed to prepare and file a registration statement on or before December 31, 2003 and register the shares issued to Pinnacle. The agreement was approved by Cristino L. Perez, our Chief Financial Officer and a director. The other Board members, Don Quarterman and William A. Brown, abstained from the vote due to their conflict of interest, as disclosed above. According to the agreement, Resolve issued Pinnacle 100,000 shares of common stock upon signing of the agreement on February 1, 2003, with the remaining 850,000 shares being held in escrow and will vest over the term of the agreement as follows: 100,000 shares on March 1, 2003; 100,000 shares on April 1, June 1, August 1, September 1, and November 1, 2003 and 250,000 shares on February 1, 2004. Pinnacle and Resolve have agreed that the value of the shares is $.14 per share, and is commensurate with the value of the services to be provided by Pinnacle.

         On May 14, 2003, we secured a $50,000 line of credit from Mercantile Bank, payable on demand, with interest at the rate of 3% above the Mercantile Bank prime rate (their current prime rate is 4.25%) per annum, payable monthly. The line of credit is secured by a security interest in all of the assets of the Company and is personally guaranteed by Mr. William A. Brown, our Executive Vice-President.

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

         4.4      Form of $.15 warrant expiring June 30, 2007 (6)

         10.1 Lease dated August 23, 1999 between Fletcher Associates, Inc. and Integra Staffing, Inc. (5)

         10.2 Consulting Agreement dated October 1, 2001 between the Company and Apogee Business Consultants, Inc. (5)

         10.3     The Company's 2001 Equity Incentive Plan (5)

         10.4     Amendment to the 2001 Equity Incentive Plan (7)

         10.5     Form of Registration Rights Agreement (7)

         10.6 Lease dated June 19, 2002 between the Company and Tampa Associates (7)

         10.7 Lock-up and Registration Agreement with R. Gale Porter, dated November 22, 2002 (8)

         10.8     Note Extension of Barbara Green dated February 3, 2003 (6)

         10.9 Employment Agreement Letter between the Company and Wanda Dearth dated February 7, 2003. (9)

         10.10    Promissory note with William Brown (6)

         10.11 Revolving line of credit agreement between the Company and Mercantile Bank.

         10.12    Note Extension of Barbara Green dated [ ], 2003

         23.2     Consent of independent Certified Public Accountant

         99.1 Certificate Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certificate Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----
         (1) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K dated September 27, 2001.
         (2) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K dated December 12, 2001.
         (3) Incorporated by reference to the exhibits filed with the corresponding exhibits numbers filed with the Company's Form 10-SB Registration Statement field February 14, 2000.
         (4) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K dated March 1, 2002.
         (5) Incorporated by reference to the exhibits filed with the Company's Report on Form 10-KSB for year ended December 31, 2001.
         (6) Incorporated by reference to the exhibits filed with the Company's Report on Form 10-KSB for the year ended December 31, 2002
         (7) Filed with the initial filing of the Registration Statement filed with the Commission on Form SB-2 on July 29, 2002.
         (8) Filed with Amendment No. 1 to the Registration Statement filed with the Commission on December 23, 2002.
         (9) Filed as an exhibit to the Company's Form 8-K filed with the Commission on March 20, 2003 and filed again hereto as an amendment to such exhibit.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOLVE STAFFING, INC.

/s/ Wanda D. Dearth                                   May 20, 2003
-------------------
Wanda D. Dearth,
(Principal Executive Officer)

/s/ Cristino L. Perez                                 May 20, 2003
---------------------
Cristino L. Perez, Treasurer, Secretary,
Chief Financial Officer  (Principal
Financial and Accounting Officer)

Signatures                                        Date
----------                                        ----

/s/ Donald E. Quarterman, Jr.                        May 20, 2003
-----------------------------
Donald E. Quarterman, Jr.,  President
 and Director

/s/ William A. Brown                                 May 20, 2003
--------------------
William A. Brown, Director