Form 10QSB
period 2003-03-31
RESOLVE STAFFING INC
filed 2003-05-20
CIK 1106207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

              [X] Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2003 there were outstanding 6,191,069 shares of common stock, par value $0.0001, and no shares of preferred stock.

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Resolve Staffing, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the three-month period ended March 31, 2003 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

                          INDEX TO FINANCIAL STATEMENTS

   Consolidated balance sheets as of March 31, 2003 (unaudited)
   and December 31, 2002                                                       3

   Consolidated statements of operations for the three months ended
   March 31, 2003 and 2002                                                     4

   Consolidated statements of cash flows for the three months ended
   March 31, 2003 and 2002                                                     5

   Consolidated statements of stockholders' equity for the three months ended
   March 31, 2003 (unaudited) and for the year ended December 31, 2002         6

   Notes to consolidated financial statements                                  7

                             RESOLVE STAFFING, INC.
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002

                    ASSETS                                2003       2002
                                                        --------   --------
CURRENT ASSETS
    Cash and cash equivalents                           $  6,396   $     --
    Accounts receivable, net of allowance for bad
         debts of $4,500 for 2002 and $1,800 for 2001    122,353     89,674
    Prepaid and other assets                             237,727     82,790
                                                        --------   --------
        Total current assets                             366,476    172,464
                                                        --------   --------
PROPERTY AND EQUIPMENT
    Property and equipment                                32,782     28,382
    Less: Accumulated depreciation                        15,139     14,015
                                                        --------   --------
        Net property and equipment                        17,643     14,367
                                                        --------   --------
                  TOTAL ASSETS                          $384,119   $186,831
                                                        ========   ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                   $  44,005    $  43,386
    Bank overdraft                                            --        9,712
    Accrued salaries                                      23,187           --
    Accrued payroll taxes                                 13,142       10,803
    Notes payable                                         57,181       40,000
    Debentures payable                                    11,150       11,150
    Note payable - related party                          67,000           --
    Loan payable - related parties                        24,860        7,760
    Other current liabilities                              9,438        7,935
                                                       ---------    ---------
        Total current liabilities                        249,963      127,746
                                                       ---------    ---------
LONG-TERM  LIABILITIES
     Loans payable - related party                            --       67,000
                                                       ---------    ---------
         Total long-term liabilities                          --       67,000
                                                       ---------    ---------
STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.0001 par value, 50,000,000 shares
      authorized, issued and outstanding: 2003 - 6,046,069
     shares; 2002 - 4,821,069 shares                         605          482
    Paid-in capital                                      911,567      737,190
    Retained earnings (deficit)                         (778,016)    (745,587)
                                                       ---------    ---------
             Total stockholders' equity (deficit)
                                                        (134,156)      (7,915)
                                                       ---------    ---------
    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                   $ 384,119    $ 186,831
                                                       =========    =========

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                             2003           2002
                                        -----------    -----------
SERVICE REVENUES                        $   262,246    $    85,540
DIRECT COST OF SERVICES                     198,911         55,458
                                        -----------    -----------
GROSS MARGIN                                 63,335         30,082
OPERATING EXPENSES
     Legal & professional fees               28,960         53,385
     Advertising/Promotion                    1,810          2,648
     Salaries and benefits                   41,716         49,125
     Taxes & licenses                         1,829          3,337
     Penalties                                   --             --
     Rent & leases                            4,877          9,328
     Travel & entertainment                   1,425          2,035
     Administrative expenses                 12,859         15,111
                                        -----------    -----------
           Total operating expenses          93,476        134,969
                                        -----------    -----------
LOSS FROM OPERATIONS                        (30,141)      (104,887)
OTHER INCOME (EXPENSES)
      Interest and other income                  --             --
      Interest expense                       (2,288)        (1,802)
                                        -----------    -----------
          Net other income (expenses)        (2,288)        (1,802)
                                        -----------    -----------
NET INCOME (LOSS)                       $   (32,429)   $  (106,689)
                                        ===========    ===========
LOSS PER SHARE
     Basic                              $      (.01)   $     (1.20)
                                        ===========    ===========
     Fully diluted                      $      (.01)   $     (1.20)
                                        ===========    ===========
AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic                                5,592,180         88,626
                                        ===========    ===========
     Fully diluted                        5,592,180         88,626
                                        ===========    ===========

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONHTS ENDED MARCH 31, 2003 AND 2002

                                                                                 2003         2002
                                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                  $ (32,429)   $(106,688)
    Adjustments to reconcile net loss to cash used in operating activities:
        Depreciation                                                              1,124        1,480
        Common stock issued for services                                        171,500           --
        Contributed services                                                      3,000       19,800
        Conversion of loans and interest to capital                                  --          251
    Decrease (increase) in current assets:
        Accounts receivable                                                     (32,679)           (
                                                                                              21,520)
        Prepaid and other assets                                               (154,937)     (88,504)
    Increase (decrease) in current liabilities:
        Accounts payable                                                            619      (13,895)
        Bank overdraft                                                           (9,712)          --
        Payroll tax accruals                                                      2,339            (
                                                                                              10,390)
        Salary accrual                                                           23,187           --
        Customer deposits                                                            --           --
        Other current liabilities                                                 4,503        1,186
                                                                              ---------    ---------
           Total adjustments                                                      8,944            (
                                                                                             111,592)
                                                                              ---------    ---------
    Net cash (used) by operating activities                                     (23,485)    (218,280)
                                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                           (4,400)          --
                                                                              ---------    ---------
    Net cash (used) by investing activities                                      (4,400)          --
                                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of units/warrants and capital stock, net of redemption                     --           --
     Proceeds from convertible subordinated notes                                    --
     Proceeds from convertible debentures                                            --           --
     Proceeds from insurance financing                                           23,594       62,204
     Repayments of insurance financing                                           (6,413)
     Proceeds from note payable                                                      --           --
     Loan from stockholders, net of repayments                                   17,100      158,400
     Capital contribution                                                            --       22,096
                                                                              ---------    ---------
     Net cash provided by financing activities                                   34,281      242,700
                                                                              ---------    ---------
 NET INCREASE (DECREASE) IN CASH
                                                                                  6,396       24,420
CASH, BEGINNING OF THE PERIOD                                                        --       19,467
                                                                              ---------    ---------
CASH, END OF THE PERIOD                                                       $   6,396    $  43,887
                                                                              =========    =========

                             RESOLVE STAFFING, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                                     COMMON STOCK                PAID-IN         RETAINED
                                                SHARES          AMOUNT           CAPITAL         DEFICIT           TOTAL
                                              ----------       ----------       ----------      ----------       ----------
BALANCE, JANUARY 1, 2002                          83,334                8          425,467        (407,403)          18,072
Issuance of common stock for services              3,333               --              100              --              100
Issuance of common stock in conversion
of debentures                                    248,367               25            7,426              --            7,451
Donated services                                      --               --           82,550              --           82,550
Contributed capital by shareholder                    --               --           22,096              --           22,096
Issuance of common stock for cash,
notes and debt                                 5,000,000              500          199,500              --          200,000
Cancellation of common stock                    (513,965)             (51)              51              --               --
Net loss during period                                --               --               --        (338,184)        (338,184)
                                              ----------       ----------       ----------      ----------       ----------
BALANCE, DECEMBER 31, 2002                     4,821,069              482          737,190        (745,587)          (7,915)
Issuance of common stock for services -
Pinnacle Corp. Services                          950,000               95          132,905              --          133,000
Issuance of common stock for services
of Chief Executive Officer                       275,000               28           38,472              --           38,500
Donated services                                      --               --            3,000              --            3,000
Net loss during period                                --               --               --         (32,429)         (32,429)
                                              ----------       ----------       ----------      ----------       ----------
BALANCE, MARCH 31, 2003 (UNAUDITED)            6,046,069       $      605       $  911,567      $ (778,016)      $ (134,156)
                                              ==========       ==========       ==========      ==========       ==========

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months ended March 31, 2003 have been included.

These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission

NATURE OF OPERATIONS

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

On December 10, 2001, Resolve Staffing, Inc. acquired 100% of the outstanding common stock of Integra Staffing, Inc. The acquisition of Integra was accounted for as a reverse merger. As a result, Integra was treated as the acquiring entity and Resolve Staffing was treated as the acquired entity for accounting purposes.

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

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE B - PREPAID EXPENSES & OTHER ASSETS

At March 31, 2003 and December 31, 2002, the components of PREPAID EXPENSES & OTHER ASSETS are summarized as follows:

                      2003       2002
                    --------   --------
Prepaid insurance   $ 89,659   $ 78,275
Prepaid services     142,916         --
Prepaid interest         637         --
Trademark              2,325      2,325
Deposits               2,190      2,190
                    --------   --------
Total               $237,727   $ 82,790
                    ========   ========

In February 2002, Resolve financed its insurance premiums of $93,861, including its workers compensation insurance, with monthly to payments of approximately $8,088 per month through November 2002. The Company estimated its future payroll for the current policy year ending February 2003, on the assumption that certain growth and/or an acquisition would be consummated during the year, neither of which has occurred. The prepaid insurance consist of the unamortized portion of its insurance premiums as well the estimated $65,000 overpayment on its workers compensation premiums, which the Company expects to receive, after the completion of the insurance carrier's audit of the payroll for the policy period.

In February 2003, Resolve financed its current insurance premiums of $23,594, including its workers compensation insurance, with monthly to payments of approximately $2,148 per month through November 2003.

In February 2003, the Resolve issued stock in exchange for one-year consulting services to a company partially owned by Don Quarterman, its president and William A. Brown, its executive vice-president valued at $133,000. Resolve also issued stock to Wanda D. Dearth, its Chief Executive Officer valued at $38,500 in connection with her compensation agreement.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2003 and December 31, 2002 is summarized as follows:

                                    2003        2002
                                  --------    --------
Computer software                 $  9,940    $  5,590
Computers                            6,187       6,187
Furniture and fixtures               5,079       5,079
Office equipment                    11,576      11,576
                                  --------    --------
                                    32,782      28,382
Less accumulated depreciation      (15,139)    (14,015)
                                  --------    --------
     Net property and equipment   $ 17,643    $ 14,367
                                  ========    ========

Depreciation expense for the three months ended March 31, 2003 and the year ended December 31, 2002 was $1,124 and $5,813, respectively.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE D - CONVERTIBLE DEBENTURES AND NOTE PAYABLE

CONVERTIBLE DEBENTURES DUE DECEMBER 31, 2002

On November 16, 2001, Resolve borrowed $7,300 from the former shareholders of Integra and unrelated individuals secured by a 5% convertible debenture due December 31, 2002. The debenture was convertible into Resolve's $0.0001 par value common stock at $0.001 per share through the debenture's maturity date.

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

On February 3, 2003, Resolve secured an extension of the note's maturity date to May 3, 2003, subject to the timely payment of accrued interest on the note. The note's maturity date was subsequently extended to June 3, 2003.

INSURANCE FINANCING

In February 2003, Resolve financed its current insurance premiums of $23,594, net of a $4,968 down payment, with interest at the rate of 9.0% per annum, payable in monthly to payments of approximately $2,148 per month through November 2003.

SUBORDINATED CONVERTIBLE NOTES

The Board of Directors authorized the issue and sale of its 18% Subordinated Convertible Notes ("Notes") due October 1, 2002 in the aggregate principal amount of not more than $250,000. The Note contained an option for Resolve to extend the maturity date for up to two successive three months periods ending January 1, 2003 and April 1, 2003. The principal amount of the Notes was convertible into shares of Resolve's $0.0001 par value common stock at $2 per share. As of March 31, 2002, notes were issued in the amount of $100,000. On June 24, 2002, after negotiations with the note holders, the $100,000 in notes were cancelled in exchange for units, each consisting of one share of common stock and one purchase warrant at $.04 per unit.

NOTE E - INCOME TAXES

For financial statements purposes, Resolve has an accumulated losses of $670,044, from its inception through March 31, 2003, which can be used to offset future income through 2018.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE E - INCOME TAXES (CONTINUED)

For income tax purposes Resolve has a net operating loss carryover of $344,154, which can be used to offset future Federal and state taxable income through 2018 as indicated below

              PERIOD ENDED MARCH 31,                      LOSSES
              ---------------------                       --------
                      2014                               $  1,820
                      2015                                  3,305
                      2016                                 53,817
                      2017                                252,783
                      2018                                 32,429
                                                         --------
                     Total                               $344,154
                                                         ========

The potential tax benefit of these losses and credits is estimated as follows:

                   Future tax benefit                    $ 96,400
                   Valuation allowance                    (96,400)
                                                         --------
                   Future tax benefit                    $     --
                                                         ========

At March 31, 2003 and December 31, 2002, no deferred tax assets or liabilities were recorded in the accompanying financial statements.

NOTE  F -  LOSS PER SHARE

Resolve has reported basic loss per share based on the weighted average number of shares outstanding for the each period presented. Resolve cannot report fully diluted loss per share including the shares reserved for the issuance of 4,256,600 common shares upon conversion of warrants and 111,500 shares upon conversion of 6% debentures due June 30, 2003, even though they are common stock equivalents, as the effect would be anti-dilutive. Resolve will include the effect of this dilution in the calculation of fully diluted earnings (loss) per share only upon actual conversion or the extent they are not anti-dilutive.

For purposes of computation of loss per share, the number of shares outstanding have been retroactively adjusted to reflect Resolve's 1 for 30 reverse stock split dated May 28, 2002 for all periods presented.

NOTE G -  CASH FLOW SUPPLEMENTAL INFORMATION

Cash paid for interest during the three months ended March 31, 2003 and 2002 amounted to $-0- and $447 respectively.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE  H -  NON-CASH TRANSACTIONS

During three months ended March 31, 2003, the following non-cash transactions were recorded:

          1. Resolve's officers provided services to the Company valued at $3,000 and donated to the Company.

          2. Resolve issued 950,000 shares of common stock to Pinnacle Corporate Services, an unrelated entity, in exchange for services. The value of the shares was determined at $.14 per share, based on the underlying valued of the services to be provided to Resolve.

          3. Resolve issued 275,000 shares of common stock to Wanda D. Dearth, our CEO, as part of her compensation package. The value of the shares was determined at $.14 per share, based on the underlying valued of the services to be provided to Resolve.

NOTE I - RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2002, Resolve borrowed $8,000 from Work Holdings, LLC, one of its shareholders of Resolve. In addition, Work Holdings, LLC paid expenses on behalf of the Company totaling $14,096. On March 31, 2002 the total amount of $22,096 was contribute to the Company, and $284 remains outstanding at March 31, 2003.

During the three months ended March 31, 2002, Resolve borrowed $26,287 from its president, R. Gale Porter, former president of Resolve, of which $4,076 remains outstanding at March 31, 2003. The debt is not evidenced by promissory note, and the Company is paying no interest.

During the three months ended March 31, 2003, Resolve borrowed $25,500 from William A. Brown, executive vice-president and major shareholder of Resolve, which remain outstanding at March 31, 2003, along with a debt of $67,000 evidenced by a promissory note due on March 31, 2004, with interest at the rate of 5% per annum payable quarterly in arrears starting March 31, 2003.

During the three months ended March 31, 2003, the Company's officers provided services to Resolve valued at $3,000, which were donated to Resolve.

NOTE J - STOCK AND WARRANTS ISSUANCES

On March 30, 2002, Resolve issued 3,333 shares of its common stock to Apogee Business Consultants, LLC, in connection with consulting services provided to the Company.

On March 30, 2002, Resolve issued 248,367 shares of its common stock to the holders of the 5% convertible debentures in exchange for the conversion of the $7,300 principal amount and the accrued interest to date of $151.

On February 1, 2003, Resolve issued 950,000 shares of its common stock to Pinnacle Corporate Services, LLC in exchange for a one-year agreement to provide consulting services valued at $133,000 to be provided to the Company.

On February 7, 2003, Resolve issued 275,000 shares of its common stock valued at $38,500 to Wanda D. Dearth, its Chief Executive Officer in connection with a compensation agreement for her services.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE K - REGISTRATION STATEMENT

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

NOTE L - APPOINTMENT OF CHIEF EXECUTIVE OFFICER AND DIRECTOR

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

NOTE L - ISSUANCE OF COMMON STOCK FOR CONSULTING SERVICES

On February 1, 2003, the Board of Directors approved a one-year agreement with Pinnacle Corporate Services, LLC ("Pinnacle") to provide Resolve with the following services: review and analyze Resolve's formal and informal product marketing, assistance and/or preparation of financial, strategic and business plans, assist and advise Resolve on recruiting key management talent and members of the board of directors, and provide advise and consult with Resolve concerning management, products and services. According to the agreement, Resolve agreed to issue Pinnacle a total of 950,000 shares of the Company's $.0001 par value common stock as part of the compensation package. Resolve agreed to prepare and file a registration statement on or before May 31, 2003 and register the shares issued to Pinnacle. Cristino L. Perez approved the agreement. The other Board members, Don Quarterman and William A. Brown, abstained from the vote, due to a conflict of interest.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE M - ISSUANCE OF COMMON STOCK FOR CONSULTING SERVICES (CONTINUED)

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

NOTE N - SUBSEQUENT EVENTS

On May 14, 2003, Resolve secured a $50,000 line of credit from Mercantile Bank, payable on demand, with interest at the rate of 3% above the Mercantile Bank's prime rate (their current rate is 4.25%) per annum payable monthly. The line of credit is secured by a security interest in all of the assets of the Company and is personally guaranteed by William A. Brown, the Company's executive vice-president. As of May 15, 2003, Resolve has not drawn down on the line of credit, therefore, the full $50,000 remains available.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

         This report and other reports, as well as other written and oral statements made or released by us, may contain forward looking statements. Forward-looking statements are statements that describe, or that are based on, our current expectations, estimates, projections and beliefs. Forward-looking statements are based on assumptions made by us, and on information currently available to us. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "anticipate," "intend," "expect," "estimate," "project", "predict", "hope", "should", "may", and "will", other words and expressions that have similar meanings, and variations of such words and expressions, among others, usually are intended to help identify forward-looking statements.

            Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed. The potential risks and uncertainties that could affect forward looking statements include, but are not limited to the ability to raise needed financing, increased competition, extent of the market demand for and supply of goods and services of the types provided by the Company, governmental regulation, performance of information systems, and the ability of the Company to hire, train and retain qualified employees. In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects have been and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

            We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

            The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the Company's unaudited consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking information based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

         Integra Staffing, Inc., ("Integra") was organized under the laws of the State of Florida, on August 16, 1999. Integra is a temporary staffing company. Integra's strategy has been to provide efficient and affordable solutions to its customers' employment and labor force needs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are more fully described in Note A to the financial statements. However, certain accounting policies are particularly important to the portrayal of the Company's financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying these policies, Resolve's management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

o REVENUE COST RECOGNITION. We record our service revenues from our customers at the time our temporary employees perform services on customer assignments. We record revenues from permanent placement at the time the customer agrees to hire a candidate we supply to them. Consistent with industry practice, we are at risk for all employee salaries and wages, employment-related taxes, workers compensation insurance and other benefits we provide to the employee, whether or not we are able to collect our accounts receivable from our customers.


o ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE. We estimate and provide an allowance for uncollectible accounts based on analysis and age of our open accounts, our experience with the particular customer, our own historical experience with bad debts, as well as other information obtained from outside sources.


o WORKERS COMPENSATION INSURANCE. The cost of our workers compensation insurance is based on premiums determined by our insurance carrier for the particular type of service our employees provide to our customers, modified by a factor computed based on our claims history. A deterioration in our claims experience would result in increased insurance costs for future salary and wages base. Although we attempt to estimate our future liability, often it is the result of unanticipated claims for work related injuries.

o LONG-LIVED ASSETS. We depreciate property and equipment and amortize patents over the respective asset's estimated useful life. We determine the useful lives of each asset based of how long we determine the asset will generate revenue or has a useful economic life. We review the remaining useful life of our assets annually to ascertain that our estimate is still valid. If we determine the useful lives have materially changed, we either change the useful life of the assets or we may write the asset off completely if we determine the asset has exhausted its useful life.

o INCOME TAXES. As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of specific items, such as depreciation, allowance for uncollectible accounts receivable and others. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the allowance in a period, we must include an expense within the tax provision in the statement of operations. To date, we have recorded a valuation allowance for the entire amount of our deferred tax assets due to the uncertainty of our ability to utilize them. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish or adjust an additional valuation allowance, which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

COMPARISON OF CONSOLIDATED OPERATIONS FOR THEE THREE MONTHS ENDED MARCH 31, 2003 AND 2002.

     Comparison of consolidated operations of our Company and Integra Staffing, Inc., our wholly owned subsidiary are as follows:

     The net loss decreased from $106,689 for three months ended March 31, 2002 to $32,429 or a 70% decrease for three months ended March 31, 2003. The major factors contributing to this decrease are the general business recovery and our aggressive marketing efforts, and a marked decrease in legal and accounting expenses of $24,426.

     Revenues for three months ended March 31, 2002 compared to 2003 increased from $85,540 to $262,247 or a 207% increase, reflecting an increase in business recovery and our aggressive marketing efforts. All of our revenues for the three months ended March 31, 2003 and 2002 were generated entirely from providing workers to our customers.

     For the three months ended March 31, 2003 and 2002 the major categories of expenses, as a percent of revenue were as follows:

                                                2003  2002
                                                ----  ----
         Legal & professional                    11%   62%
         Advertising & promotion                  1%    3%
         Salaries & benefits                     16%   57%
         Taxes & licenses                         1%    1%
         Rent & leases                            2%   11%
         Travel & entertainment                   1%    2%
         Administrative expenses                  5%   18%

         Legal & professional expense decreased from $53,385 in 2002 to $28,960 in 2003 or a 46% decrease, reflecting principally (1) a decrease in consulting expenses of $24,300, associated with a six-month agreement with Apogee Business Consultants engaged to assist our management with (a) the requirements for the structure and documentation of the acquisition of Integra Staffing, Inc., (b) the increased level of compliance associated with the change of control, (c) restructuring our common and preferred stock, and (d) assistance and coordination with our stock transfer agent. The agreement with the consultant expired in June 2002.

         Advertising and promotion expense decreased from $2,648 in 2002 to $1,811 in 2003, or a 32% decrease, reflecting a decreased level of outside advertising and promotion, while relying more and more on direct customer sales contacts by our sales staff.

         Salaries and benefits decreased from $49,125 in 2002 to $41,716 in 2003, or a 15% decrease, reflecting the lower officers' compensation a lower level of donated services our CFO and by our current president compared to our former president. General office salaries increased $1,567 due to the employment of a part time office clerk.

         Rent & leases expense decreased from $9,327 in 2002 to $4,877 in 2003, reflecting a lower rental cost of our new facilities as well as a reduction of common area maintenance costs associated with the previous leased offices.

         Travel & entertainment decreased from $2,035 in 2002 to $1,425 in 2003, reflecting the concentrated effort of our management to control costs and expenses.

         Taxes & licenses increased slightly from $1,002 in 2002 to $1,829 in 2003, reflecting additional costs of licensing in Nevada as well as Florida.

         General and administrative expenses decreased from $15,111 in 2002 to $12,859 in 2003 or a 15% decrease. Changes in the major components of general and administrative expenses from the three months ended March 31, 2002 to March 31, 2003 were as follows: a decease in insurance expenses of $3,757; a decrease in public company expenses of $1,340; an increase in computer support of $1,873; an increase in printing costs of $849; a decrease in office expenses of $402; a decrease in depreciation of $355; and an increase in telephone expenses of $728.

COMMITMENTS

         During May and June 2003, we obtained loans from Barbara Green, an unrelated individual, in the aggregate amount of $40,000 under a promissory note extended to June 3, 2003, with interest at the rate of 12% per annum, secured with our accounts receivable.

         On December 31, 2002 we converted $67,000 in loans obtained from William A. Brown, our executive vice-president into an unsecured promissory note due March 31, 2004, with interest at the rate of 5% per annum, payable quarterly.

         In February 2003, we financed our current insurance premiums of $23,594, after a down payment of $4,968, payable in monthly installment of $2,148 through November 2003, with interest at the rate of 9% per annum.

         In December 2001 we borrowed $11,150 from related individuals secured by a 6% convertible debenture due June 30, 2003. The debentures are convertible into shares of our common at $.10 per share through June 30, 2003.

         In addition, we borrowed funds from Mr. Brown with a remaining balance of $24,860, payable on demand. These loans are not evidenced by a promissory notes and without interest.

         Resolve has a current material commitment with its landlord. We lease approximately 1,056 square feet of office space, housing our operating offices, pursuant to a three-year lease expiring June 30, 2005 at $1,106 per month, plus applicable Florida sales tax. We have an option to renew the lease for two successive terms under the same terms and conditions as the original lease. These lease payment amounts are included in the table below, under the heading "operating leases."

         The  following   table  presents  a  summary  of  the  our  contractual
obligations and other commercial commitments as of March 31, 2003.


                                                                        PAYMENTS DUE BY PERIOD
                                                             LESS THAN           1 TO 3           4 TO 5             AFTER
                                             TOTAL             1 YEAR            YEARS             YEARS            5 YEARS
Note  payable to Barbara Green                    40,000           40,000                 0                0                  0
Note payable to William A. Brown                  67,000           67,000                 0                0                  0
Notes payable - Insurance  financing              17,181           17,181                 0                0                  0
Debenture payable                                 11,150           11,150                 0                0                  0
Related parties loans                             24,860           24,860                 0                0                  0
Operating leases                                  33,180           13,272            19,908                0                  0
Total contractual cash obligations               193,371          173,463            19,908                0                  0

LIQUIDITY AND CAPITAL RESOURCES

FOR THE THREE MONTHS ENDED MARCH 31, 2003

         For the three months ended March 31, 2003 we incurred a net loss of $32,429. Of this loss, $32,708, consisting of depreciation ($1,124) and services donated by our officers ($3,000), as well as expensing of prepaid consulting expenses ($22,167) and prepaid salary for our CEO ($6,417), both of which resulted from the issuance of our common stock, and did not represent the use of cash. Increases in accounts receivable, prepaid and other expenses, and bank overdraft, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $23,485.

         During the three months ended March 31, 2003, we borrowed $20,500 from William A. Brown, our executive vice-president and major shareholder. This debt is not evidenced by a promissory notes and carries no interest.

         Our average monthly revenue for each of the four quarters of 2002 was $28,500, $33,200, $39,500, and $54,500, respectively, and has increased to a monthly average of $88,300 for the first quarter of 2003. Although we have seen our average monthly revenues and business activity increase in recent months, evidenced by our flexible staffing employees increasing from 42 during the three months ended September 2002 to 108 during the three months ended March 2003, we expect to continue to incur losses for the foreseeable future. We expect our operating expenses to increase significantly in the near future as we attempt to build our brand and expand our customer base. We hope our expenses will be funded from operations and short-term loans from officer, shareholders or others; however, our operations may not provide such funds and we may not be able obtain short-term loans from officers, shareholders or others. Our officers and shareholders are under no obligation to provide additional loans to the company,

PROSPECTIVELY

         We have decided to upgrade our computer system at a cost of $12,018, which will be completed during early June 2003. The cost of the upgrade will be payable 25% down and the remainder at $350 per month without interest. We intend to fund this cost from operations.

         The liquidity needs of the Company for the remainder of 2003 are expected to increase mostly from the Company's operating activities and in part from capital expenditures for computer equipment. As of March 31, 2003, we had $6,396 with which to satisfy our future cash requirements.

         We anticipate a refund of overpaid workers insurance of approximately $65,000 for the policy period ended February 22, 2003. We have provided the required documentation to our insurance carrier, who have now completed insurance policy audit, and are awaiting receipt of our refund.

         Additionally, on May 14, 2003, we secured a $50,000 line of credit from Mercantile Bank, payable on demand, with interest at the rate of 3% above Mercantile Bank's prime rate (their current prime rate is 4.25%) per annum, payable monthly. The line of credit is secured by security interest in all of the assets of the Company and is personally guaranteed by William A. Brown, our executive vice-president. As of May 15, 2003 we have not drawn down on the line of credit, therefore, the full $50,000 remains available to us.

         At May 15, 2003, the Company had no other material commitments for capital expenditures.

ITEM 3.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, an evaluation was carried out under the supervision and with the participation of the Resolve's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

         In February 2003,pursuant to an employment agreement, we agreed issue to Ms. Dearth, our chief executive officer, 275,000 restricted shares of the Company's $.0001 par value common stock. Ms. Dearth and Resolve have agreed that the value of the shares is $.14 per share. We believe such issuance was pursuant to Section 4(2) of the Securities Act.

         On February 1, 2003, we issued 100,000 shares of our restricted common stock to Pinnacle Corporate Services, LLC pursuant to our consulting agreement with them. The shares were issued pursuant to Section 4(2) of the Securities Act.

         On March 1, 2003, we issued 100,000 shares of our restricted common stock to Pinnacle Corporate Services, LLC pursuant to our consulting agreement with them. The shares were issued pursuant to Section 4(2) of the Securities Act.

         On April 1, 2003, we issued 100,000 shares of our restricted common stock to Pinnacle Corporate Services, LLC pursuant to our consulting agreement with them. The shares were issued pursuant to Section 4(2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 99.1 Certification by Wanda D. Dearth, Chief Executive Officer pursuant to 18 U.S.C.
                                    Section 1350, as adopted pursuant to Section
                                    906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 99.2 Certification by Cristino L. Perez, Chief Financial Officer pursuant to 18 U.S.C.
                                    Section 1350, as adopted pursuant to Section
                                    906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

                  None.

                                   SIGNATURES

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RESOLVE STAFFING, INC.

Dated:  May 20, 2003
                                      ----------------------------------------
                                      By: Wanda D. Dearth

                                      Chief Executive Officer (principal
                                      executive officer, director)


Dated:  May 20, 2003                  ----------------------------------------
                                      By: Donald E. Quarterman, Jr.
                                                       President, Director

Dated:  May 20, 2003                  ----------------------------------------
                                      By:  Cristino L. Perez
                                      Chief Financial Officer (principal
                                      financial & accounting officer, director)

CERTIFICATIONS

I, Wanda D. Dearth, Chief Executive Officer, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 20, 2003

Name: Wanda D. Dearth
Title: Chief Executive Officer

I, Cristino L. Perez, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Resolve Staffing, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 20, 2003

Name: Cristino L. Perez
Title: Chief Financial Officer