Form 10KSB/A
period 2002-12-31
RESOLVE STAFFING INC
filed 2003-06-03
CIK 1106207

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         Amendment No. 2 to FORM 10-KSB

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

         On September 24, 2001, Premier Ventures Inc. entered into an agreement to acquire 32,466 shares of Resolve from M. Richard Cutler and Vi Bui for $25,000. The purchase of such shares was completed on September 26, 2001. On September 27, 2001 Work Holdings LLC acquired the 32,466 shares from Premier Ventures for $100,000. At the time of the transfer, such shares represented 97.4% of our outstanding stock. Premier provided no services to us other than the sale of the 32,466 shares of common stock. There are no relationships or associations between Premier, its officers, directors and affiliates and Resolve, Work Holdings LLC or their respective officers, directors and affiliates. The acquisition of 97.4% of our stock outstanding in September 2001 (which shares now represent 0.6% of our outstanding stock) by Work Holdings LLC was to obtain a reporting company shell with which to acquire assets of a temporary workforce business. Work Holdings LLC is managed by Rene Morissette, who has no family relationship to any of our officers and directors. Work Holdings LLC is beneficially owned by Mr. Perez, our CFO (1.8%), and Mr. Charles Lincoln, our former CEO (44.58%).

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

         On February 7, 2003, we entered into an employment agreement with Ms. Wanda Dearth to become our Chief Executive Officer. Under this agreement, Ms. Dearth is to receive $71,000 in salary ($5,000 a month in April and May, $7,000 a month in June through August, and $10,000 a month thereafter) and a $25,000 bonus during 2003. Based on our current level of operations, we believe we will be able to satisfy these cash payments from current operations. However, payment of this expense, without further increases in revenues or additional financing could have a significant impact on our cash, which could retard the Company`s growth or cause the Company to restrict its business operations.

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

         Management anticipates meeting the remaining of its cash needs from increased operations, from factoring our accounts receivable of approximately $90,000 at December 31, 2002, and from short-term private financing from its officers, directors, shareholders, and others. On May 14, 2003, we secured a $50,000 line of credit from Mercantile Bank, payable on demand, with interest at the rate of 7.5% per annum, payable monthly. The line of credit is secured by our general credit and is personally guaranteed by Mr. William A. Brown, our Executive Vice-President. As of May 19, 2003, we have not drawn down on the line of credit, therefore, the full $50,000 remains available to us. We do have any arrangement with our officers, directors, stockholders or others and they are not under any obligation to provide loans us. From January 1, 2003 through March 11, 2003, Mr. William A. Brown, our vice-president has made additional loans to us of $25,500. We have no arrangements regarding additional future loans, if any.

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

         Our officers, directors and
stockholders with greater than 5% holdings will, in the aggregate, beneficially own approximately [ ]% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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
                                                                                   =====================    ===================

READ INDEPENDENT  AUDITOR'S REPORT.  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
OF THESE FINANCIAL STATEMENTS.


                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                                          2002                     2001
                                                                                  ----------------------    --------------------


SERVICE REVENUES                                                                            $   467,911             $ 471,821

DIRECT COST OF SERVICES                                                                         353,097               359,742
                                                                                  ----------------------    --------------------

GROSS MARGIN                                                                                    114,814               112,079
OPERATING
EXPENSES
     LEGAL & PROFESSIONAL FEES                                                                  135,701                52,621
     ADVERTISING/PROMOTION                                                                       10,806                21,710
     SALARIES AND BENEFITS                                                                      194,924               197,304
     TAXES & LICENSES                                                                             8,848                 7,808
     PENALTIES                                                                                        -                19,638
     RENT & LEASES                                                                               23,743                22,626
     TRAVEL & ENTERTAINMENT                                                                       4,103                10,071
     ADMINISTRATIVE EXPENSES                                                                     62,483                48,551
                                                                                  ----------------------    --------------------
           TOTAL OPERATING EXPENSES                                                             440,608              380,329
                                                                                  ----------------------    --------------------

 LOSS FROM OPERATIONS                                                                 (        325,794)       (      268,250)

OTHER INCOME
(EXPENSES)
      INTEREST AND OTHER INCOME                                                                     716                 326
      INTEREST EXPENSE                                                               (          13,106)       (      21,272)
                                                                                  ----------------------    --------------------
          NET OTHER INCOME (EXPENSES)                                                (          12,390)       (      21,272)
                                                                                  ----------------------    --------------------

NET INCOME (LOSS)                                                                     $(       338,184)       $(    289,522)
                                                                                  ======================    ====================

LOSS PER
SHARE
     BASIC                                                                                  $     (.12)       $       (3.47)
                                                                                  ======================    ====================

     FULLY DILUTED                                                                          $     (.12)       $       (3.47)
                                                                                  ======================    ====================

AVERAGE NUMBER OF SHARES
OUTSTANDING
     BASIC                                                                                    2,821,424              83,333
                                                                                  ======================    ====================

     FULLY DILUTED                                                                            2,821,424              83,333
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

On February 3, 2003, Resolve secured an extension of the note's maturity date to May 3, 2003, subject to the timely payment of accrued interest on the note. Resolve secured another extension of the note`s maturity date until June 3, 2003.

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

Based on an estimated current value of Resolve`s stock being equal to the conversion price of the warrants, none of the shares assumed issued upon conversion of the warrants are included in the computation of fully diluted earnings (loss) per share. Additionally, since Resolve will not receive any proceeds from the conversion of the 6% convertible debenture, their effect on loss per share would be anti-dilutive, and therefore, their effect has not been included in the computation of fully diluted earnings (loss) per share.

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


                                          Number
                                        of  Shares
Name  and  Address  of               of  Common  Stock    Percentage  of
Beneficial  Owner                   Beneficially  Owned     Ownership
----------------                     ------------------     ---------


Charles  Lincoln  (1)
1600  S.  Federal  Highway,  Suite  200
Pompano  Beach,  FL  33062                      81,569    1.32%

R.  Gale  Porter  (2)
310  E.  Harrison
Tampa,  FL  33602                               300,000   4.85%

Cristino  L.  Perez  (3)
105  N.  Falkenburg  Road
Tampa,  Florida  33619                        2,855,848  37.63%

Donald  E.  Quarterman  (4)
3837  Northdale  Boulevard
Tampa,  FL  33624                            950,000   15.34%

Wanda  D.  Dearth  (5)
105  N.  Falkenburg  Road
Tampa,  Florida  33619                        275,000   4.44%

William  A.  Brown  (6)(9)
106  Stanley  Street
Tampa,  FL  33604                           5,028,995  50.41%

Rene  Morissette  (7)(8)
1410  W.  Perdiz
Tampa,  FL  33612                            443,071   6.9%

Work  Holdings  LLC  (9)
1410  W.  Perdiz
Tampa,  FL  33612                             427,560   6.69%

Nilda  Hoornik  (10)
3314  W  Pametto  St.
Tampa,  FL  33607                          2,777,421   36.76%

Global  Partners,  LLC(11)
3314  W  Pametto  St.
Tampa,  FL  33607                          2,776,421   36.75%

Pinnacle  Corporate  Services,  LLC(12)
3837  Northdale  Blvd.,  Suite  303
Tampa,  FL  33624                            950,000   15.34%


All  Officers  and  Directors  as  a
group  (4  persons)  (13)                  9,109,843  90.59%
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

     On February 7, 2003, the Board of Directors approved a one-year agreement with Pinnacle Corporate Services, LLC ("Pinnacle") to provide Resolve with the following services: assistance and/or preparation of financial, strategic and business plans, assist and advise Resolve on recruiting key management talent and members of the board of directors, provide advise and consult with Resolve concerning management, products and services, and review and advise Resolve in its efforts to consolidate segments of the staffing industry. Pinnacle`s services regarding any potential acquisition will only be on a consulting basis. Don Quarterman is a co-founder and the current Managing Partner of Pinnacle and William Brown has had negotiations about becoming a significant investor in Pinnacle. Pinnacle will not be seeking, brokering, or negotiating any merger or acquisition nor will it engage in any capital raising on behalf of Resolve. There are no other relationships or associations between Pinnacle, its officers, directors and affiliates and Resolve or its respective officers, directors and affiliates. According to the agreement, Resolve will issue Pinnacle a total of 950,000 restricted shares of the Company's $.0001 par value common stock as compensation for its services. Resolve agreed to prepare and file a registration statement on or before December 31, 2003 and register the shares issued to Pinnacle. The agreement was approved by Cristino L. Perez, our Chief Financial Officer and a director. The other Board members, Don Quarterman and William A. Brown, abstained from the vote due to their conflict of interest, as disclosed above. According to the agreement, Resolve issued Pinnacle 100,000 shares of common stock upon signing of the agreement on February 1, 2003, with the remaining 850,000 shares being held in escrow and will vest over the term of the agreement as follows: 100,000 shares on March 1, 2003; 100,000 shares on April 1, June 1, August 1, September 1, and November 1, 2003 and 250,000 shares on February 1, 2004. Pinnacle and Resolve have agreed that the value of the shares is $.14 per share, and is commensurate with the value of the services to be provided by Pinnacle.

        On May 14, 2003, we secured a $50,000 line of credit from Mercantile Bank, payable on demand, with interest at the rate of 7.5% per annum, payable monthly. The line of credit is secured by our general credit and is personally guaranteed by Mr. William A. Brown, our Executive Vice-President.


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

     10.12     Note Extension of Barbara Green dated May 3, 2003

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

(6) Incorporated by reference to the exhibits filed with the Company`s Report on Form 10-KSB for the year ended December 31, 2002

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

RESOLVE STAFFING, INC.

/s/ Wanda D. Dearth                                   June 3, 2003
-------------------
Wanda D. Dearth,
(Principal Executive Officer)


/s/ Cristino L. Perez                                 June 3, 2003
---------------------
Cristino L. Perez, Treasurer, Secretary,
Chief Financial Officer  (Principal
Financial and Accounting Officer)


Signatures                                        Date
----------                                        ----


/s/ Donald E. Quarterman, Jr.                        June 3, 2003
-----------------------------
Donald E. Quarterman, Jr.,  President
 and Director

/s/ William A. Brown                                 June 3, 2003
--------------------
William A. Brown, Director
                                       32