Form 10KSB/A
period 2002-12-31
RESOLVE STAFFING INC
filed 2003-06-24
CIK 1106207

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         Amendment No. 3 to FORM 10-KSB

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



/s/ Timothy M. Griffiths, C.P.A.

TIMOTHY M. GRIFFITHS, CPA
Tampa, Florida
March 22, 2003, except for notes D, E, F and R, which are as of May 14, 2003


                             RESOLVE STAFFING, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001


                    ASSETS                                                                 2002                    2001
                                                                                   ---------------------    -------------------
CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                                                                 $       -             $   19,467
    ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR BAD
         DEBTS OF $4,500 FOR 2002 AND $1,800 FOR 2001                                            89,674                 30,069
    PREPAID AND OTHER ASSETS                                                                     82,790                  8,317
                                                                                   ---------------------
        TOTAL CURRENT ASSETS                                                                    172,464                 57,853
                                                                                   ---------------------

PROPERTY AND EQUIPMENT
    PROPERTY AND EQUIPMENT                                                                       28,382                 28,382

    LESS: ACCUMULATED DEPRECIATION                                                               14,015                  8,202
                                                                                   ---------------------    -------------------
        NET PROPERTY AND EQUIPMENT                                                               14,367                 20,180
                                                                                   ---------------------    -------------------
                  TOTAL ASSETS                                                              $   186,831             $   78,083
                                                                                   =====================    ===================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    ACCOUNTS PAYABLE                                                                        $    43,386              $  23,698
    BANK OVERDRAFT                                                                                9,712                      -
    ACCRUED PAYROLL TAXES                                                                        10,803                 17,171
    NOTE PAYABLE                                                                                 40,000                      -
    DEBENTURES PAYABLE                                                                           11,150                 18,450
    LOAN PAYABLE - RELATED PARTIES                                                                7,760                      -
    OTHER CURRENT LIABILITIES                                                                     4,935                    642
                                                                                   ---------------------    -------------------
        TOTAL CURRENT LIABILITIES                                                               127,746                 59,961
                                                                                   ---------------------    -------------------

LONG-TERM  LIABILITIES
     LOANS PAYABLE - RELATED PARTY                                                               67,000                      -
                                                                                   ---------------------    -------------------
         TOTAL LONG-TERM LIABILITIES                                                             67,000                      -
                                                                                   ---------------------    -------------------

STOCKHOLDERS' EQUITY (DEFICIT)
    COMMON STOCK, $.0001 PAR VALUE, 50,000,000 SHARES
      AUTHORIZED, ISSUED AND OUTSTANDING: 2002 - 4,821,069
            SHARES; 2001 - 83,334 SHARES                                                            482                      8
    PAID-IN CAPITAL                                                                             737,190                425,467
    RETAINED EARNINGS (DEFICIT)                                                           (    745,587)         (     407,403)
                                                                                   ---------------------    -------------------
             TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         (     18,072)         (       7,915)
                                                                                   ---------------------    -------------------

    TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY
    (DEFICIT)                                                                                $  186,831              $  78,033
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

RESOLVE STAFFING, INC.

/s/ Wanda D. Dearth                                   June 24, 2003
-------------------
Wanda D. Dearth,
(Principal Executive Officer)


/s/ Cristino L. Perez                                 June 24, 2003
---------------------
Cristino L. Perez, Treasurer, Secretary,
Chief Financial Officer  (Principal
Financial and Accounting Officer)


Signatures                                             Date
----------                                             ----


/s/ Donald E. Quarterman, Jr.                        June 24, 2003
-----------------------------
Donald E. Quarterman, Jr.,  President
 and Director

/s/ William A. Brown                                 June 24, 2003
--------------------
William A. Brown, Director
                                       32

                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

     I, Cristino L. Perez,  certify  that:

     1. I have reviewed this Annual Report on Form 10-KSB of Resolve Staffing, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date:  June 24, 2003
                         /s/  Cristino L. Perez
                         ______________________________________
                         By:  Cristino L. Perez
                         Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

     I, Wanda Dearth,  certify  that:

     1. I have reviewed this Annual Report on Form 10-KSB of Resolve Staffing, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date:  June 24, 2003
                         /s/  Wanda Dearth
                         ______________________________________
                         By: Wanda Dearth
                         Chief Executive Officer