Form 10QSB/A
period 2003-03-31
RESOLVE STAFFING INC
filed 2003-06-24
CIK 1106207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                         Amendment No. 1 to FORM 10-QSB

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

                          INDEX TO FINANCIAL STATEMENTS

   Consolidated balance sheets as of March 31, 2003 (unaudited)
   and December 31, 2002                                                       3

   Consolidated statements of operations for the three months ended
   March 31, 2003 and 2002                                                     4

   Consolidated statements of cash flows for the three months ended
   March 31, 2003 and 2002                                                     5

   Consolidated statements of stockholders' equity for the three months ended
   March 31, 2003 (unaudited) and for the year ended December 31, 2002         6

   Notes to consolidated financial statements                                  7

                             RESOLVE STAFFING, INC.
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002

                    ASSETS                                2003       2002
                                                        --------   --------
CURRENT ASSETS
    Cash and cash equivalents                           $  6,396   $     --
    Accounts receivable, net of allowance for bad
         debts of $4,500 for 2002 and $1,800 for 2001    122,353     89,674
    Prepaid and other assets                              94,811     82,790
                                                        --------   --------
        Total current assets                             223,560    172,464
                                                        --------   --------
PROPERTY AND EQUIPMENT
    Property and equipment                                32,782     28,382
    Less: Accumulated depreciation                        15,139     14,015
                                                        --------   --------
        Net property and equipment                        17,643     14,367
                                                        --------   --------
                  TOTAL ASSETS                          $241,202   $186,831
                                                        ========   ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                   $  44,005    $  43,386
    Bank overdraft                                            --        9,712
    Accrued salaries                                      23,187           --
    Accrued payroll taxes                                 13,142       10,803
    Notes payable                                         57,181       40,000
    Debentures payable                                    11,150       11,150
    Note payable - related party                          67,000           --
    Loan payable - related parties                        24,860        7,760
    Other current liabilities                              9,438        7,935
                                                       ---------    ---------
        Total current liabilities                        249,963      127,746
                                                       ---------    ---------
LONG-TERM  LIABILITIES
     Loans payable - related party                            --       67,000
                                                       ---------    ---------
         Total long-term liabilities                          --       67,000
                                                       ---------    ---------
STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.0001 par value, 50,000,000 shares
      authorized, issued and outstanding: 2003 - 6,046,069
     shares; 2002 - 4,821,069 shares                         605          482
    Paid-in capital                                      911,567      737,190
    Less: Stock Compensation                            (142,916)          --
                                                       ---------    ---------
    Retained earnings (deficit)                         (778,016)    (745,587)
                                                       ---------    ---------
             Total stockholders' equity (deficit)
                                                          (8,760)      (7,915)
                                                       ---------    ---------
    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                   $ 241,203    $ 186,831
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

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

NOTE B - PREPAID EXPENSES & OTHER ASSETS

At March 31, 2003 and December 31, 2002, the components of PREPAID EXPENSES & OTHER ASSETS are summarized as follows:

                      2003       2002
                    --------   --------
Prepaid insurance   $ 89,659   $ 78,275
Prepaid interest         637         --
Trademark              2,325      2,325
Deposits               2,190      2,190
                    --------   --------
Total               $ 94,811   $ 82,790
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

In February 2003, the Resolve issued stock in exchange for one-year consulting services to a company partially owned by Don Quarterman, its president and William A. Brown, its executive vice-president valued at $133,000. Resolve also issued stock to Wanda D. Dearth, its Chief Executive Officer valued at $38,500 in connection with her compensation agreement. These amounts are being charged to expense pro-rata over 12 months. The remaining outstanding amount of $142,916 was recorded as a contra account to equity in the accompanying financial statements.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

         This report and other reports, as well as other written and oral statements made or released by us, may contain forward looking statements. Forward-looking statements are statements that describe, or that are based on, our current expectations, estimates, projections and beliefs. Forward-looking statements are based on assumptions made by us, and on information currently available to us. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "anticipate," "intend," "expect," "estimate," "project", "predict", "hope", "should", and "may", other words and expressions that have similar meanings, and variations of such words and expressions, among others, usually are intended to help identify forward-looking statements.

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

                                      RESOLVE STAFFING, INC.

Dated:  June 24, 2003                 /s/ Wanda D. Dearth
                                      ----------------------------------------
                                      By: Wanda D. Dearth

                                      Chief Executive Officer (principal
                                      executive officer, director)

                                      /s/ Donald E. Quarterman, Jr.
Dated:  June 24, 2003                 ----------------------------------------
                                      By: Donald E. Quarterman, Jr.
                                      President, Director

                                      /s/ Cristino L. Perez
Dated:  June 24, 2003                 ----------------------------------------
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


June 24, 2003

/s/ Wanda D. Dearth
-----------------------------
Name: Wanda D. Dearth
Title: Chief Executive Officer

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


June 24, 2003
/s/ Cristino L. Perez
------------------------------
Name: Cristino L. Perez
Title: Chief Financial Officer