Form 10QSB/A
period 2002-06-30
RESOLVE STAFFING INC
filed 2003-08-01
CIK 1106207

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


                                                  RESOLVE STAFFING, INC.



Dated:  August 1, 2003                            /s/ Cristino L. Perez
                                                  ------------------------------
                                                  By:  Cristino L. Perez
                                                       Chief Financial Officer

CERTIFICATIONS

I, Cristino L. Perez, Principal Executive Officer and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Resolve Staffing, Inc.;

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

August 1, 2003


/s/ Christino L. Perez
Name: Cristino L. Perez
Title: Chief Financial Officer