Form 10QSB/A
period 2002-06-30
RESOLVE STAFFING INC
filed 2003-08-04
CIK 1106207

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


                                                  RESOLVE STAFFING, INC.



Dated:  August 4, 2003                            /s/ Cristino L. Perez
                                                  ------------------------------
                                                  By:  Cristino L. Perez
                                                       Chief Financial Officer

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

August 4, 2003


/s/ Christino L. Perez
------------------------
Name:  Cristino L. Perez
Title: Principal Executive Officer and
         Chief Financial Officer