Form 10QSB
period 2003-06-30
RESOLVE STAFFING INC
filed 2003-08-19
CIK 1106207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                    Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 18, 2003 there were outstanding 6,080,069 shares of common stock, par value $0.0001, and no shares of preferred stock.

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Resolve Staffing, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the three months and six months ended June 30, 2003 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.



                                       Index to Financial Statements

         Consolidated balance sheets as of June 30, 2003 (unaudited) and
         December 31, 2002                                                                                3

         Consolidated statements of operations for the three months and six months
         ended June 30, 2003 and 2002                                                                     4

         Consolidated statements of cash flows for the three months and six months
         ended June 30, 2003 and 2002                                                                     5

         Consolidated statements of stockholders' equity for the three months and six ended
         June 30, 2003 (unaudited) and for the year ended December 31, 2002                               6

         Notes to consolidated financial statements                                                       7


                                  RESOLVE STAFFING, INC.
                                CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

             ASSETS                                              2003              2002
                                                               --------          --------
Current Assets
    Cash and cash equivalents                                  $     --          $     --
    Accounts receivable, net of allowance for bad
         debts of $4,500 for 2003 and $4,500 for 2002           102,609            89,674
    Prepaid and other assets                                    110,069            82,790
                                                               --------          --------
        Total current assets                                    212,678           172,464
                                                               --------          --------

Property and Equipment
    Property and equipment                                       40,627            28,382
    Less: Accumulated depreciation                               16,346            14,015
                                                               --------          --------
        Net property and equipment                               24,281            14,367
                                                               --------          --------
                  Total Assets                                 $236,959          $186,831
                                                               ========          ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                      ----------------------------------------------

Current Liabilities
    Accounts payable                                           $ 41,687          $ 43,386
    Bank overdraft                                               24,592             9,712
    Accrued salaries                                             23,187                --
    Accrued payroll taxes                                         5,216            10,803
    Notes payable                                                83,291            40,000
    Debentures payable                                               --            11,150
    Note payable - related party                                 67,000                --
    Loan payable - related parties                               22,761             7,760
    Other current liabilities                                    12,278             7,935
                                                               --------          --------
        Total current liabilities                               280,012           127,746
                                                               --------          --------

Long-Term  Liabilities
     Loans payable - related party                                   --            67,000
                                                               --------          --------
         Total long-term liabilities                                 --            67,000
                                                               --------          --------

Stockholders' Equity (Deficit)
    Common stock, $.0001 par value, 50,000,000 shares
      authorized, issued and outstanding: 2003 - 6,080,069
     shares; 2002 - 4,821,069 shares                                608               482
    Paid-in capital                                             917,964           737,190
    Less: Stock compensation                                   (100,042)               --
    Retained earnings (deficit)                                (861,583)         (745,587)
                                                               --------          --------
             Total stockholders' equity (deficit)               (43,053)           (7,915)
                                                               --------          --------
    Total Liabilities and Stockholders'
    Equity (Deficit)                                           $236,959          $186,831
                                                               ========          ========

                                              RESOLVE STAFFING, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                    Three Months Ended                     Six Months Ended
                                                         June 30,                              June 30,
                                                 2003               2002               2003               2002
                                              ---------          ---------          ---------          ---------

SERVICE REVENUES                              $ 276,920          $  99,564          $ 539,166          $ 185,104

DIRECT COST OF SERVICES                         205,511             77,066            404,422            132,524
                                              ---------          ---------          ---------          ---------

GROSS MARGIN                                     71,409             22,498            134,744             52,580

OPERATING EXPENSES
     Legal & professional fees                   62,933             48,971             91,892            102,356
     Advertising/Promotion                        3,025              1,841              4,836              4,489
     Salaries and benefits                       62,027             55,315            103,743            104,440
     Payroll taxes                                3,864              3,526              5,693              6,663
     Rent & leases                                2,958              7,024              7,835             16,351
     Travel & entertainment                       5,528                 --              6,953                607
     Administrative expenses                     13,677             12,644             26,536             29,184
                                              ---------          ---------          ---------          ---------
           Total operating expenses             154,012            129,321            247,488            264,290
                                              ---------          ---------          ---------          ---------

 LOSS FROM OPERATIONS                           (82,603)          (106,823)          (112,743)          (211,710)

OTHER INCOME (EXPENSES)
      Interest and other income                      --                240                 --                240
      Interest expense                                (
                                                   (963)            (5,696)            (3,252)             7,498)
                                              ---------          ---------          ---------          ---------
          Net other income (expenses)              (963)            (5,456)            (3,252)            (7,258)
                                              ---------          ---------          ---------          ---------

NET INCOME (LOSS)                             $ (83,567)         $(112,279)         $(115,995)         $(218,968)
                                              =========          =========          =========          =========

LOSS PER SHARE
     Basic                                    $    (.02)         $    (.35)         $    (.05)         $    (.61)
                                              =========          =========          =========          =========

     Fully diluted                            $    (.02)         $    (.35)         $    (.05)         $    (.61)
                                              =========          =========          =========          =========

AVERAGE NUMBER OF SHARES OUTSTANDING
     Basic                                    5,820,379            630,817          5,597,781            359,722
                                              =========          =========          =========          =========

     Fully diluted                            5,820,379            630,817          5,599,781            359,722
                                              =========          =========          =========          =========

                                                   RESOLVE STAFFING, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE THREE AND SIX MONHTS ENDED JUNE 30, 2003 AND 2002

                                                             Three Months Ended                    Six Months Ended
                                                                  June 30,                             June 30,
                                                          2003               2002               2003              2002
                                                       ---------          ---------          ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                         $ (83,566)         $(112,279)         $(115,995)         $(218,967)
    Adjustments to reconcile net loss to cash
    used in operating activities:
        Depreciation                                       1,207                 --              2,331              1,480
        Interest converted to capital stock                   --                 --                 --                251
        Contributed services                               3,000             21,400              6,000             41,200
        Common stock issued for services                 171,500                 --            171,500                 --
        Less: Unearned stock compensation               (142,916)                --           (100,042)                --
    Decrease (increase) in current assets:
        Accounts receivable                               19,744             (2,424)           (12,935)           (23,942)
        Prepaid and other assets                         (15,258)             2,033            (27,279)           (86,471)
    Increase (decrease) in current liabilities            14,875
        Accounts payable                                  (2,318)            28,770             (1,699)
        Bank overdraft                                    24,592                 --             14,880                 --
        Salary accrual                                        --                 --             23,187                 --
        Payroll taxes accrual                             (7,926)            (4,869)            (5,587)           (15,249)
        Other current liabilities                          2,839                766              7,342              1,952
                                                       ---------          ---------          ---------          ---------
           Total adjustments                              68,754             45,688             77,698            (65,904)
                                                       ---------          ---------          ---------          ---------

    Net cash (used) by operating activities              (14,812)           (66,591)           (38,297)          (284,871)
                                                       ---------          ---------          ---------          ---------

CASH FLOWS FROM INVESTING
ACTIVITIES
    Purchase of property and equipment                    (7,845)                --            (12,245)                --
                                                       ---------          ---------          ---------          ---------
    Net cash (used) by investing activities               (7,845)                --            (12,245)                --
                                                       ---------          ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from insurance financing                    25,000                 --             48,594             93,061
     Repayments of insurance financing                   (12,890)           (24,263)           (19,303)           (55,120)
     Proceeds from line of credit                         14,000                 --             14,000                 --
     Loan from stockholders, net                              --            163,996
                                                                                                (2,099)            15,001
     Repayments of debenture payable                      (7,750)                --             (7,750)            22,096
                                                       ---------          ---------          ---------          ---------
     Net cash provided by financing activities            16,261             61,333             50,542            304,033
                                                       ---------          ---------          ---------          ---------

NET INCREASE (DECREASE) IN CASH                           (6,396)            (5,258)                --             19,162

CASH, BEGINNING OF THE PERIOD                          $   6,396             43,887                 --             19,467
                                                       ---------          ---------          ---------          ---------

CASH, END OF THE PERIOD                                $      --          $  38,629          $      --          $  38,629
                                                       =========          =========          =========          =========

                                                      RESOLVE STAFFING, INC.
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             FOR THE YEAR ENDED DECEMBER 31, 2002 AND
                                       FOR THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

                                                       Common Stock                  Paid-in         Retained
                                                   Shares           Amount           Capital          Deficit             Total
                                                 ----------          -----          --------         ---------          ---------
Balance, January 1, 2002                             83,334              8           425,467          (407,403)            18,072

Issuance of common stock for services                 3,333             --               100                --                100

Issuance of common stock in conversion
of debentures                                       248,367             25             7,426                --              7,451

Donated services                                         --             --            82,550                --             82,550

Contributed capital by shareholder                       --             --            22,096                --             22,096

Issuance of common stock for cash,
notes and debt                                    5,000,000            500           199,500                --            200,000

Cancellation of common stock                       (513,965)           (51)               51                --                 --

Net loss during period                                   --             --                --          (338,184)          (338,184)
                                                 ----------          -----          --------         ---------          ---------
Balance, December 31, 2002                        4,821,069            482           737,190          (745,587)            (7,915)

Issuance of common stock for services -
Pinnacle Corp. Services                             950,000             95           132,905                --            133,000

Issuance of common stock for services
of CEO                                              275,000             28            38,472                --             38,500

Donated services - Officers                              --             --             3,000                --              3,000

Net loss during the period                               --             --                --           (32,429)           (32,429)
                                                 ----------          -----          --------         ---------          ---------
Balance, March 31, 2003 (Unaudited)               6,046,069            605           911,567          (778,016)           134,156

Conversion of debentures to common stock             34,000              3             3,397                --              3,400

Donated services - Officers                              --             --             3,000                --              3,000

Less: Stock compensation                                 --             --                --                --           (100,042)

Net loss during period                                   --             --                --           (83,567)           (83,567)
                                                 ----------          -----          --------         ---------          ---------
Balance, June 30, 2003 (Unaudited)                6,080,069          $ 608          $917,964         $(861,583)         $ (43,053)
                                                 ==========          =====          ========         =========          =========

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the six months ended June 30, 2003 have been included.

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

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE B - PREPAID EXPENSES & OTHER ASSETS

At June 30, 2003 and December 31, 2002, the components of Prepaid Expenses & Other Assets are summarized as follows:

                                          2003            2002
                                       ------------------------
             Prepaid insurance         $101,392         $78,275
             Prepaid interest             1,162              --
             Legal retainer               3,000              --
             Trademark                    2,325           2,325
             Deposits                     2,190           2,190
                                       ------------------------
             Total                     $110,069         $82,790
                                       ========================

In February 2002, Resolve financed its insurance premiums of $93,861, including its workers compensation insurance, with monthly to payments of approximately $8,088 per month through November 2002. The Company estimated its future payroll for the current policy year ending February 2003, on the assumption that certain growth and/or an acquisition would be consummated during the year, neither of which has occurred. The prepaid insurance includes an estimated $55,000 overpayment on its workers compensation premiums, which the Company expects to receive in September 2003.

In February 2003, Resolve financed its current insurance premiums of $23,594, including its workers compensation insurance, with monthly to payments of approximately $2,148 per month through November 2003, including interest at 9.5% per annum.

In June 2003, Resolve financed its officers and directors liability insurance premiums of $20,000, after a down payment of $5,000 with interest at 7.5% per annual, in monthly installments of $2,300 through April 2004.

In February 2003, the Resolve issued stock in exchange for one-year consulting services to a company partially owned by Don Quarterman, its president and William A. Brown, its executive vice-president valued at $133,000. Resolve also issued stock to Wanda D. Dearth, its Chief Executive Officer valued at $38,500 in connection with her compensation agreement. These amounts are being charge to expense pro-rata over 12 months. The remaining outstanding amount of $100,042 was recorded as a contra account to equity in the accompanying financial statements.

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2003 and December 31, 2002 is summarized as follows:


                                                        2003              2002
                                                     --------          --------
Computer software                                    $ 11,240          $  5,590
Computers                                              11,766             6,187
Furniture and fixtures                                  5,079             5,079
Office equipment                                       12,542            11,576
                                                     --------          --------
                                                       40,627            28,382
Less accumulated depreciation                         (16,346)          (14,015)
                                                     --------          --------
     Net property and equipment                      $ 24,281          $ 14,367
                                                     ========          ========

Depreciation expense for the six months ended June 30, 2003 and the year ended December 31, 2002 was $2,331 and $5,813, respectively.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE D - LINE OF CREDIT

On May 14, 2003, Resolve secured a $50,000 line of credit from Mercantile Bank, payable on demand, with interest at the rate of 3% above Mercantile Bank's prime rate (their current prime rate is 4.25%) per annum, payable monthly. The line of credit is secured by Resolve's general credit and is personally guaranteed by William A. Brown, the Company's executive vice-president. As of June 30, 2003, Resolve has drawn down $21,000 on the line of credit, therefore, $29,000 remains available.

NOTE E - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Convertible Debentures Due June 30, 2003

On December 6, 2001, Resolve borrowed $11,150 from related individuals secured by a 6% convertible debenture due June 30, 2003. The debentures are convertible into Resolve's $0.0001 par value common stock at $0.10 per share through the debenture's maturity date. By June 25, 2003, the last day prior to its maturity that the debenture holders could give notice of conversion, debenture holders representing 34,000 shares provided notice of conversion to Resolve. The Company issued 34,000 shares of its common stock in exchange for the debentures converted. On June 25, 2003, the remaining debentures were re-purchased by Resolve for $8,575, including accrued interest of $825.

Note Payable

During May and June 2002, Resolve obtained loans from Barbara Green, an unrelated individual, and on June 3, 2002 Resolve formalized the advances with a promissory note for the total advances of $40,000. The note includes interest at 12% per annum payable quarterly in arrears, and is secured by the accounts receivable of the Company. The Company is current in its interest payments. The note's maturity has been extended to October 3, 2003.

Insurance Financing

In June 2003, Resolve financed its directors and officers' liability insurance premiums of $20,000, net of a $5,000 down payment, with interest at the rate of 7.5% per annum, payable in monthly to payments of $2,300 per month through April 2004.

NOTE G -  CASH FLOW SUPPLEMENTAL INFORMATION

Cash paid for interest during the three months ended June 30, 2003 and 2002 amounted to $5,790 and $447 respectively.

NOTE  H -  NON-CASH TRANSACTIONS

During three months ended June 30, 2003, the following non-cash transactions were recorded:

1. Resolve's officers provided services to the Company valued at $3,000 and donated to the Company.
2. Resolve issued 34,000 shares of common stock to debenture holders in exchange for $3,400 in principal amount of debentures at $.10 per share.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE I - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2003, the Company's officers provided services to Resolve valued at $3,000, which were donated to Resolve.

NOTE K - REGISTRATION STATEMENT

On July 27, 2002, Resolve filed a preliminary registration statement on Form SB-2 with the Securities and Exchange Commission, under the Securities Act of 1933. The Company went through the review process of revising the registration statement, including the number of shares and warrants being registered, and responding to the SEC's comments. The registration statement was declared effective August 6, 2003, registering 3,254,131 shares of our common stock, including 1,592,500 shares underlying warrants.

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

RESULTS OF OPERATIONS

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002.

     Comparison of consolidated operations of our Company and Integra Staffing, Inc., our wholly owned subsidiary are as follows:

     The net loss decreased from $218,968 for six months ended June 30, 2002 to $115,995 or a 47% decrease for six months ended June 30, 2003. The major factors contributing to this decrease are the general business recovery and our aggressive marketing efforts, and a marked decrease in legal and accounting expenses of $11,000.

     Revenues for six months ended June 30, 2002 compared to 2003 increased from $185,104 to $539,166 or a 191% increase, reflecting an increase in business recovery and our aggressive marketing efforts. All of our revenues for the six months ended June 30, 2003 and 2002 were generated entirely from providing workers to our customers.

     For the six months ended June 30, 2003 and 2002 the major categories of expenses, as a percent of revenue were as follows:

                                                         2003              2002
                                                         ----------        ----------
             Legal & professional                         17%               55%
             Advertising & promotion                       1%                2%
             Salaries & benefits                          19%               56%
             Taxes & licenses                              1%                0%
             Rent & leases                                 1%                9%
             Travel & entertainment                        1%                4%
             Administrative expenses                       5%               16%

     Legal & professional expense decreased from $102,356 in 2002 to $91,892 in 2003 or a 10% decrease, reflecting principally (1) a increase in consulting expenses of $10,800, associated with a one-year agreement with Pinnacle Corporate Service, LLC engaged to assist our management with (a) assistance and/or preparation of financial, strategic and business plan, (b) assist on recruiting key management and members of the board of directors, (c) assist in the implementation of short and long-term strategic planning and business development initiatives, and (d) other general business matters, and a decrease of $21,256 in legal and accounting expenses associated with compliance with SEC matters and principally due to the completion of our registration statement, which was declared effective August 6, 2003.

     Advertising and promotion expense increased slightly from $4,489 in 2002 to $4,836 in 2003, reflecting a decreased level of outside advertising and promotion, while relying more and more on direct customer sales contacts by our sales staff.

     Salaries and benefits decreased from $104,440 in 2002 to $103,743 in 2003, or a 1% decrease, reflecting the constant level of total administrative compensation, including donated services our CFO and by our president. General office salaries decreased by $6955 due to employing one less a part time office clerk. Officers' salaries increased by $6,258 resulting to the increased compensation level of our CEO according to our agreement with her.

     Rent & leases expense decreased from $16,351 in 2002 to $7,835 in 2003, reflecting a lower rental cost of our new facilities as well as a reduction of common area maintenance costs associated with the previous leased offices.

     Travel & entertainment substantially increased from $607 in 2002 to $6,953 in 2003, reflecting the increased effort by our staff to market our services and principally by our CEO attending a staffing industry convention and seminars.

     Taxes & licenses decreased slightly from $6,863 in 2002 to $5,693 in 2003, reflecting a reduction of costs previously associated with licensing our company in Nevada as well as Florida.

     General and administrative expenses decreased from $29,184 in 2002 to $26,536 in 2003 or a 9% decrease. Changes in the major components of general and administrative expenses for the six months ended June 30, 2002 to June 30, 2003 were as follows: a decease in insurance expenses of $1,227; a increase in public company expenses of $488; an increase in convention expense of $1,159; an decrease in printing costs of $1,195; a decrease in office expenses of $630; a increase in depreciation of $851; and a decrease in miscellaneous expenses of $4,737.

COMPARISON OF CONSOLIDATED OPERATIONS FOR THEE THREE MONTHS ENDED JUNE 30, 2003 AND 2002.

     Comparison of consolidated operations of our Company and Integra Staffing, Inc., our wholly owned subsidiary are as follows:

     The net loss decreased from $112,279 for three months ended June 30, 2002 to $83,567 or a 25% decrease for three months ended June 30, 2003. The major factors contributing to this decrease are the general business recovery and our aggressive marketing efforts, although operating costs increased 24,691, due primarily to legal and professional fees ($13,962) and administrative salaries and benefits $6,712) as described below.

     Revenues for three months ended June 30, 2002 compared to 2003 increased from $99,564 to $276,920 or a 178% increase, reflecting an increase in business recovery and our aggressive marketing efforts. All of our revenues for the three months ended June 30, 2003 and 2002 were generated entirely from providing workers to our customers.

     For the three months ended June 30, 2003 and 2002 the major categories of expenses, as a percent of revenue were as follows:


                                                         2003              2002
                                                         ----------        ----------
             Legal & professional                          23%               49%
             Advertising & promotion                        1%                2%
             Salaries & benefits                           22%               56%
             Taxes & licenses                               1%                4%
             Rent & leases                                  1%                7%
             Travel & entertainment                         2%                0%
             Administrative expenses                        5%               13%

     Legal & professional expense increased from $48,971 in 2002 to $62,027 in 2003 or a 29% increase, reflecting principally a decrease in consulting expenses of $33,976, associated with a six-month agreement with Apogee Business Consultants engaged to assist our management with services associated with the structure and the requirements of a public company. The agreement with the consultant expired in June 2002.

     Advertising and promotion expense decreased from $2,648 in 2002 to $1,811 in 2003, or a 32% decrease, reflecting a decreased level of outside advertising and promotion, while relying more and more on direct customer sales contacts by our sales staff.

     Salaries and benefits increased from $55,315 in 2002 to $62,027 in 2003, or a 12% increase, reflecting an increase in officers' compensation of $12,475, including donated services our CFO and our president, reflecting the higher compensation being paid to our CEO starting February 2003. During the same period, other administrative salaries decreased by $3,176 due to the termination of the employment of a part time office clerk.

     Rent & leases expense decreased from $9,327 in 2002 to $4,877 in 2003, reflecting a lower rental cost of our new facilities as well as a reduction of common area maintenance costs associated with the previous leased offices.

     Travel & entertainment decreased from $2,035 in 2002 to $1,425 in 2003, reflecting the concentrated effort of our management to control costs and expenses.

     Taxes & licenses increased slightly from $3,337 in 2002 to $1,829 in 2003, reflecting additional costs of licensing in Nevada as well as Florida paid during the quarter ended June 30, 2003.

     General and administrative expenses increased from $12,645 in 2002 to $13,678 in 2003 or a 8% increase. Changes in the major components of general and administrative expenses from the three months ended June 30, 2002 to June 30, 2003 were as follows: a increase in insurance expenses of $1,919; a decrease in public company expenses of $1,828; an increase in computer support of $2,103; a increase in depreciation of $1,125; and a decrease in miscellaneous expenses of $5,051.

COMMITMENTS

     During May and June 2002, we obtained loans from Barbara Green, an unrelated individual, in the aggregate amount of $40,000 under a promissory note extended to October 3, 2003, with interest at the rate of 12% per annum, secured with our accounts receivable. We are current with the payment of interest of Mr. Green's promissory note. We intend to pay the Barbara Green note with the estimated $55,000 premium refund due from our insurance carrier for policy year ended February 2003. We expect to receive this refund in September 2003.

     On December 31, 2002 we converted $67,000 in loans obtained from William A. Brown, our executive vice-president into an unsecured promissory note due March 31, 2004, with interest at the rate of 5% per annum, payable quarterly. No interest has been paid to date to Mr. Brown.

     In  February   2003,   we  financed  our  current   liability  and  workers
compensation insurance premiums of $23,594, payable in monthly installment of $2,148 through November 2003, with interest at the rate of 9.5% per annum.

     In June 2003, we financed our current officers' and directors' liability insurance premiums of $20,000, after a down payment of $5,000, payable in monthly installment of $2,300 through March 2004, with interest at the rate of 7.5% per annum.

     In December 2001 we borrowed $11,150 from related individuals secured by a 6% convertible debenture due June 30, 2003. The debentures are convertible into shares of our common at $.10 per share through June 30, 2003. On June 25, 2003, we repaid $7,750 of these debentures plus accrued interest of $825. The remaining debentures were converted into 34,000 shares of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE SIX MONTHS ENDED JUNE 30, 2003

     For the six months ended June 30, 2003 we incurred a net loss of $115,995. Of this loss, $79,789, consisting of depreciation ($2,331) and services donated by our officers ($6,000), as well as expensing of prepaid consulting expenses ($55,416) and prepaid salary for our CEO ($16,042), both of which resulted from the issuance of our common stock, and did not represent the use of cash.
Increases in accounts receivable, prepaid and other expenses, and bank overdraft, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $2,091. Additionally we used $12,245 to purchase computer equipment and software during this period.

     Our average monthly revenue for each of the four quarters of 2002 was $28,500, $33,200, $39,500, and $54,500, respectively, and has increased to a monthly average of $87,400 and $92,300 for the first and second quarter of 2003, respectively. Although we have seen our average monthly revenues and business activity increase in recent months, evidenced by our flexible staffing employees increasing from 42 during the three months ended September 2002 to 108 during the three months ended March 2003, we expect to continue to incur losses for the foreseeable future.

     We expect our operating expenses to increase significantly in the near future as we attempt to build our brand and expand our customer base. We hope our expenses will be funded from operations and short-term loans from officer, shareholders or others; however, our operations may not provide such funds and we may not be able obtain short-term loans from officers, shareholders or others. Our officers and shareholders are under no obligation to provide additional loans to the company,

FOR THE THREE MONTHS ENDED JUNE 30, 2003

     For the three months ended June 30, 2003 we incurred a net loss of $83,567. Of this loss, $47,081, consisting of depreciation ($1,206) and services donated by our officers ($3,000), as well as expensing of prepaid consulting expenses ($33,250) and prepaid salary for our CEO ($9,625), both of which resulted from the issuance of our common stock, and did not represent the use of cash.
Increases in accounts receivable, prepaid and other expenses, and bank overdraft, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $21,673.

     During the three months ended June 30, 2003, we borrowed $21,000 on our $50,000 line of credit from Mercantile Bank. The line of credit is payable on demand, with interest at the rate of 3% above Mercantile Bank's prime rate (their current prime rate is 4.25%) per annum, payable monthly. The line of credit is secured by Resolve's general credit and is personally guaranteed by William A. Brown, the Company's executive vice-president.

PROSPECTIVELY

     We decided to upgrade our computer system at a cost of $12,018, which was completed during early June 2003. We paid 25% down for the upgrade, with the remainder payable at $350 per month without interest. We intend to fund the remaining costs from operations.

     The liquidity needs of the Company for the remainder of 2003 are expected to increase mostly from the Company's operating activities and in part from capital expenditures for computer equipment. As of June 30, 2003, we did not have any cash with which to satisfy our future cash requirements.

     We anticipate a refund of overpaid workers insurance of approximately $55,000 for the policy period ended February 22, 2003. We have provided the required documentation to our insurance carrier, who have now completed insurance policy audit, and are awaiting receipt of our refund. We were told we should be receiving the refund in September 2003

     Additionally, on May 14, 2003, we secured a $50,000 line of credit from Mercantile Bank, payable on demand, with interest at the rate of 3% above
Mercantile Bank's prime rate (their current prime rate is 4.25%) per annum, payable monthly. The line of credit is secured by security interest in all of the assets of the Company and is personally guaranteed by William A. Brown, our executive vice-president. As of August 18, 2003 we have drawn down $21,000 on the line of credit, therefore, $29,000 remains available to us.

     At August 18, 2003, we did not have any other material commitments for capital expenditures.

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

     On June 1, 2003, we issued 100,000 shares of our restricted common stock to Pinnacle Corporate Services, LLC pursuant to our consulting agreement with them. The shares were issued pursuant to Section 4(2) of the Securities Act.

     On June 30, 2003, we issued 34,000 shares of our common stock to debenture holders in exchange for their 6% convertible debenture due June 30, 2003. The shares underlying these debentures were included in the registration statement filed with SEC, and which was declared effective August 6, 2003.

     On August 1, 2003, we issued 100,000 shares of our restricted common stock to Pinnacle Corporate Services, LLC pursuant to our consulting agreement with them. The shares were issued pursuant to Section 4(2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

      (a)    Exhibits

                  Exhibit 31.1 Certification by Wanda D. Dearth, Chief Executive Officer pursuant to 18 U.S.C.
                                     Section  1350,   as  adopted   pursuant  to
                                     Section  302 of the  Sarbanes-Oxley  Act of
                                     2002.

                  Exhibit 31.2 Certification by Cristino L. Perez, Chief Financial Officer pursuant to 18 U.S.C.
                                     Section  1350,   as  adopted   pursuant  to
                                     Section  302 of the  Sarbanes-Oxley  Act of
                                     2002.

                  Exhibit 32.1 Certification by Wanda D. Dearth, Chief Executive Officer pursuant to 18 U.S.C.
                                     Section  1350,   as  adopted   pursuant  to
                                     Section  906 of the  Sarbanes-Oxley  Act of
                                     2002.

                  Exhibit 32.2 Certification by Cristino L. Perez, Chief Financial Officer pursuant to 18 U.S.C.
                                     Section  1350,   as  adopted   pursuant  to
                                     Section  906 of the  Sarbanes-Oxley  Act of
                                     2002.

      (b)    Reports on Form 8-K

             None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  RESOLVE STAFFING, INC.



Dated:  August 19, 2003                           /s/ Wanda D. Dearth
                                                  ------------------------------
                                                  By: Wanda D. Dearth Chief
                                                  Executive Officer (principal
                                                  executive officer, director)


Dated:  August 19, 2003                           /s/ Donald E. Quarterman, Jr.
                                                  ------------------------------
                                                  By: Donald E. Quarterman, Jr.
                                                  President, Director


Dated:  August 19, 2003                           /s/ Cristino L. Perez
                                                  ------------------------------
                                                  By: Cristino L. Perez Chief
                                                  Financial Officer (principal
                                                  financial & accounting
                                                  officer, director)