Form 10QSB/A
period 2002-06-30
RESOLVE STAFFING INC
filed 2003-08-28
CIK 1106207

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 Amendment No. 3
                                       to
                                  FORM 10-QSB/A

                                   (Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

         [ ]      Transition  report  under  Section 13 or 15(d) of the Exchange
                  Act

             For the transition period from __________ to __________

                         Commission file number 0-29485

                             RESOLVE STAFFING, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                      NEVADA                               33-0850639
        -------------------------------         --------------------------------
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

Part  I   Financial Information

The accompanying unaudited financial statements of Resolve Staffing, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the nine-month period ended June 30, 2002 and are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

                             RESOLVE STAFFING, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2002 AND 2001


                                                                     (Unaudited)
                                                                       June 30,        December 31,
                    ASSETS                                              2002              2001
                                                                      ---------        ---------
CURRENT ASSETS
    Cash                                                              $  38,629        $  19,467
    Accounts receivable, net of allowance
         for bad debts                                                   54,011           30,069
    Prepaid and other assets                                             94,788            8,317
                                                                      ---------        ---------
        Total current assets                                            187,428           57,853
                                                                      ---------        ---------

PROPERTY AND EQUIPMENT
    Property and equipment                                               28,382           28,382
    Less: Accumulated depreciation                                        9,682            8,202
                                                                      ---------        ---------
        Net property and equipment                                       18,700           20,180
                                                                      ---------        ---------

                  TOTAL ASSETS                                        $ 206,128        $  78,033
                                                                      =========        =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                  $  38,573        $  23,698
    Accrued payroll taxes                                                 1,922           17,171
    Insurance financing                                                  37,941               --
    Debentures payable                                                   11,150           18,450
    Notes payable                                                        43,996               --
    Other current liabilities                                             2,593              642
                                                                      ---------        ---------

        Total current liabilities                                       136,175           59,961
                                                                      ---------        ---------

STOCKHOLDERS' EQUITY
    Common stock, $.0001 par value, 50,000,000 shares
      authorized, issued and outstanding: 2002 - 5,335,034
     shares; 2001 - 50,000 shares (restated)                                534                8
    Paid-in capital                                                     695,789          425,467
    Retained earnings (deficit)                                        (626,370)        (407,403)
                                                                      ---------        ---------
             Total stockholders' equity                                  69,953           18,072
                                                                      ---------        ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 206,128        $  78,033
                                                                      =========        =========

              See accompanying notes to these financialstatements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                 Three Months Ended                 Six Months Ended
                                                      June 30,                           June 30,
                                               2002             2001             2002             2001
                                            ---------        ---------        ---------        ---------
SERVICE REVENUES                            $  99,564        $ 147,116        $ 185,104        $ 322,991

DIRECT COST OF SERVICES                        77,066          110,073          132,524          241,068
                                            ---------        ---------        ---------        ---------

GROSS MARGIN                                   22,498           37,043           52,580           81,923

OPERATING EXPENSES
     Legal & professional fees                 48,971            2,000          102,356            4,575
     Advertising/Promotion                        841            4,149            4,489           12,341
     Salaries and benefits                     55,315           47,935          104,440           97,342
     Payroll taxes                              3,526            2,881            6,663            9,257
     Penalties                                     --               --               --           19,638
     Rent & leases                              7,023            7,388           16,351           12,320
     Travel & entertainment                        --            2,797              607            4,726
     Administrative expenses                   13,645           16,754           29,184           26,143
                                            ---------        ---------        ---------        ---------
           Total operating expenses           129,321           83,904          264,290          186,342
                                            ---------        ---------        ---------        ---------

 LOSS FROM OPERATIONS                        (106,823)         (46,861)        (211,710)        (104,419)

OTHER INCOME (EXPENSES)
      Interest and other income                   240               --              240               58
      Interest expense                         (5,696)         (11,053)          (7,498)         (13,206)
                                            ---------        ---------        ---------        ---------
          Net other income (expenses)          (5,456)         (11,053)          (7,258)         (13,148)
                                            ---------        ---------        ---------        ---------

NET INCOME (LOSS)                           $(112,279)       $ (57,914)       $(218,968)       $(117,567)
                                            =========        =========        =========        =========
LOSS PER SHARE
     Basic                                  $    (.17)       $   (1.16)       $    (.58)       $   (2.35)
                                            =========        =========        =========        =========
     Fully diluted                          $    (.17)         $(1,16)        $    (.58)       $   (2.35)
                                            =========        =========        =========        =========

AVERAGE NUMBER OF SHARES OUTSTANDING
     Basic                                    664,705           50,000          374,863           50,000
                                            =========        =========        =========        =========

     Fully diluted                            664,705           50,000          374,863           50,000
                                            =========        =========        =========        =========


              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                          Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                         2002             2001             2002             2001
                                                      ---------        ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                        $(112,279)       $ (57,914)       $(218,967)       $(117,567)
    Adjustments to reconcile net loss to cash
    used in operating activities:
        Depreciation                                         --              792            1,480            1,464
        Interest converted to capital stock                  --               --              251               --
        Contributed services                             21,400               --           41,200               --
    Decrease (increase) in current assets:
        Accounts receivable                              (2,422)          40,024          (23,942)           6,070
        Prepaid and other assets                          2,033            1,306          (86,471)           1,167
    Increase (decrease) in current liabilities:
        Accounts payable                                 28,770            8,642           14,875           40,128
        Payroll tax accruals                             (4,869)           8,551          (15,249)         (34,837)
        Other current liabilities                           766             (321)           1,952          (10,627)
                                                      ---------        ---------        ---------        ---------
           Total adjustments                             45,688           58,994          (65,904)           3,365
                                                      ---------        ---------        ---------        ---------
    Net cash (used) by operating activities             (66,591)           1,080         (284,871)        (114,202)
                                                      ---------        ---------        ---------        ---------

CASH FLOWS FROM INVESTING
ACTIVITIES
    Purchase of property and equipment                       --            7,550               --           (7,758)
                                                      ---------        ---------        ---------        ---------
    Net cash (used) by investing activities                  --            7,550               --           (7,558)
                                                      ---------        ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from insurance financing                       --               --           93,061               --
     Repayments of insurance financing                  (24,263)              --          (55,120)              --
     Loan from stockholder, net                          45,596            4,692          163,996          108,306
     Proceeds from sale of common stock                  40,000               --           40,000               --
     Proceeds from note payable                              --               --           40,000               --
     Capital contribution                                    --               --           22,096               --
                                                      ---------        ---------        ---------        ---------
     Net cash provided by financing activities           61,333            4,692          304,033          108,306
                                                      ---------        ---------        ---------        ---------

 NET INCREASE (DECREASE) IN CASH                         (5,258)          (1,778)          19,162          (13,654)

CASH, BEGINNING OF THE PERIOD                            43,887            7,821           19,467           19,697
                                                      ---------        ---------        ---------        ---------

CASH, END OF THE PERIOD                               $  38,629        $   6,043        $  38,629        $   6,043
                                                      =========        =========        =========        =========


              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                         COMMON STOCK               PAID-IN        RETAINED
                                    SHARES          AMOUNT          CAPITAL         DEFICIT           TOTAL
                                   ---------       ---------       ---------       ---------        ---------
BALANCE, DECEMBER 31, 2001            83,334       $       8       $ 425,467       $(407,403)       $  18,072

Issuance of common stock
   for services                        3,333              --             100              --              100

Donated services                          --              --          19,800              --           19,800

Contributed capital by
   shareholder                            --              --          22,096              --           22,096

Issuance of common stock in
  conversion of debenture            248,367              25           7,426              --            7,451

Net loss during period                    --              --              --       (106 ,689         (106,689)
                                   ---------       ---------       ---------       ---------        ---------
Balance, March 31, 2002              335,034              33         474,889        (514,091)         (39,169)

Donated services                          --              --          21,400              --           21,400

Issuance of common stock for
  cash, notes and debt             5,000,000             500         199,500              --          200,000

Loss for the period                       --              --              --        (112,279)        (112,279)
                                   ---------       ---------       ---------       ---------        ---------

Balance, June 30, 2002             5,335,034       $     533       $ 695,789       $(626,370)       $  69,953
                                   =========       =========       =========       =========        =========

              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

Resolve has reported basic loss per share based on the weighted average number of shares outstanding for the each period presented. Resolve cannot report fully diluted loss per share including the shares reserved for the issuance of 5,000,000 common shares upon conversion of warrants and 111,500 shares upon conversion of 6% debentures due June 30, 2003, even though they are common stock equivalents, as the effect would be anti-dilutive. Resolve will include the effect of this dilution in the calculation of fully diluted earnings (loss) per share only upon actual conversion or the extent they are not anti-dilutive.


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

                             RESOLVE STAFFING, INC.
                    NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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


NOTE H - SUBSEQUENT EVNETS

         On July 27, 2002, Resolve filed a registration statement on Form SB-2 with the Securities and Exchange Commission, under the Securities Act of 1933, whereby 6,330,366 shares of common stock are being registered and offered (including 111,500 shares underlying convertible debentures and 5,000,000 shares underlying the warrants. The registration has not yet been declared effective. The Company is in process of revising the registration statement, including the number of shares and warrants being registered.

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

         o We recorded a valuation allowance of $112,600 as of December 31, 2001 due to uncertainties relating to our ability to utilize some of our deferred tax assets, consisting primarily of net operating losses carried forward to the period over which they could be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.



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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 31.1 Certification by Cristino L. Perez, Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                    Section  302  of the  Sarbanes-Oxley  Act of
                                    2002.

                  Exhibit 31.2      Certification  by  Cristino  L. Perez,
                                    Chief  Financial   Officer  pursuant  to  18
                                    U.S.C.  Section 1350, as adopted pursuant to
                                    Section  302  of the  Sarbanes-Oxley  Act of
                                    2002.

                  Exhibit 32.1 Certification by Cristino L. Perez, Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                    Section  906  of the  Sarbanes-Oxley  Act of
                                    2002.

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


                                           RESOLVE STAFFING, INC.


Dated:  August 28, 2003                    /s/  Cristino L. Perez
                                           -------------------------------------
                                           By:  Cristino L. Perez
                                           Chief Financial Officer