Form 10QSB/A
period 2002-09-30
RESOLVE STAFFING INC
filed 2003-08-28
CIK 1106207

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 Amendment No. 1
                                       to
                                  FORM 10-QSB/A

                                   (Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

         [ ]      Transition  report  under  Section 13 or 15(d) of the Exchange
                  Act

             For the transition period from __________ to __________

                         Commission file number 0-29485

                             RESOLVE STAFFING, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                     NEVADA                              33-0850639
--------------------------------------------------------------------------------
        (State or Other Jurisdiction of                (IRS Employer
         Incorporation or Organization)              identification No.)

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

Part  I   Financial Information

The accompanying unaudited financial statements of Resolve Staffing, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the nine-month period ended September 30, 2002 and are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

                             RESOLVE STAFFING, INC.
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2002 AND 2001


                                                                       (Unaudited)
                                                                      September 30,       December 31,
                    ASSETS                                                2002                2001
                                                                        ---------          ---------
CURRENT ASSETS
    Cash                                                                $  13,442          $  19,467
    Accounts receivable, net of allowance
         for bad debts                                                     52,865             30,069
    Prepaid and other assets                                               89,814              8,317
                                                                        ---------          ---------
        Total current assets                                              156,121             57,853
                                                                        ---------          ---------

PROPERTY AND EQUIPMENT
    Property and equipment                                                 28,382             28,382
    Less: Accumulated depreciation                                         10,015              8,202
                                                                        ---------          ---------
        Net property and equipment                                         18,367             20,180
                                                                        ---------          ---------

                  TOTAL ASSETS                                          $ 174,488          $  78,033
                                                                        =========          =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                    $  19,508          $  23,698
    Accrued expenses                                                        4,494             17,813
    Insurance financing                                                    21,766                 --
    Debentures payable                                                     11,150             18,450
    Notes payable                                                          40,000                 --
    Due to related parties                                                 23,261                642
                                                                        ---------          ---------

        Total current liabilities                                         120,179             59,961
                                                                        ---------          ---------

STOCKHOLDERS' EQUITY
    Common stock, $.0001 par value, 50,000,000 shares
      authorized, issued and outstanding: 2002 - 5,335,034
     shares; 2001 - 50,000 shares (restated)                                  534                  8
    Paid-in capital                                                       719,189            425,467
    Retained earnings (deficit)                                          (665,414)          (407,403)
                                                                        ---------          ---------
             Total stockholders' equity                                    54,309             18,072
                                                                        ---------          ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 174,488          $  78,033
                                                                        =========          =========

              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                    Three Months Ended                          Nine Months Ended
                                                        September 30,                             September 30,
                                                  2002                 2001                 2002                 2001
                                              -----------          -----------          -----------          -----------

SERVICE REVENUES                              $   118,427          $    97,970          $   303,531          $   420,961

DIRECT COST OF SERVICES                            79,002               72,585              211,526              313,653
                                              -----------          -----------          -----------          -----------

GROSS MARGIN                                       39,425               25,385               92,005              107,308

OPERATING EXPENSES
     Legal & professional fees                     5,.964                  922              108,321                5,497
     Advertising/Promotion                          3,441                2,246                7,929               14,587
     Salaries and benefits                         48,765               45,226              153,204              142,568
     Payroll taxes                                  2,521                3,691                9,384               12,949
     Penalties                                         --                1,266                   --               20,904
     Rent & leases                                     --                7,033               16,351               19,353
     Travel & entertainment                         1,243                  170                1,850                  396
     Administrative expenses                       13,872               12,527               43,057               43,170
                                              -----------          -----------          -----------          -----------
           Total operating expenses                75,806               73,081              340,096              259,423
                                              -----------          -----------          -----------          -----------

 LOSS FROM OPERATIONS                             (36,381)             (47,696)            (248,091)            (152,115)

OTHER INCOME (EXPENSES)
      Interest and other income                       476                   --                  716                   58
      Interest expense                             (3,139)             (12,830)             (10,637)             (26,036)
                                              -----------          -----------          -----------          -----------
          Net other income (expenses)              (2,663)             (12,830)              (9,921)             (25,978)
                                              -----------          -----------          -----------          -----------

NET INCOME (LOSS)                             $   (39,044)         $   (60,526)         $  (258,012)         $  (178,093)
                                              ===========          ===========          ===========          ===========

LOSS PER SHARE
     Basic                                    $      (.01)         $     (1.21)         $      (.13)         $     (3.56)
                                              ===========          ===========          ===========          ===========
     Fully diluted                            $      (.01)         $     (1.21)         $      (.13)         $     (3.56)
                                              ===========          ===========          ===========          ===========

AVERAGE NUMBER OF SHARES OUTSTANDING
     Basic                                      5,335,034               50,000            2,028,254               50,000
                                              ===========          ===========          ===========          ===========
     Fully diluted
                                                5,335,034               50,000            2,028,254               50,000
                                              ===========          ===========          ===========          ===========

              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                              Three Months Ended                   Nine Months Ended
                                                                 September 30,                        September 30,
                                                           2002               2001               2002               2001
                                                        ---------          ---------          ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                          $ (39,045)         $ (60,526)         $(258,012)         $(178,093)
    Adjustments to reconcile net loss to cash
    used in operating activities:
        Depreciation                                          333                792              1,813              2,256
        Interest converted to capital stock                    --                 --                251                 --
        Contributed services                               23,400                 --             64,600                 --
    Decrease (increase) in current assets:
        Accounts receivable                                 1,146             (8,750)           (22,796)            (2,680)
        Prepaid and other assets                            4,974                223            (81,497)             1,390
    Increase (decrease) in current liabilities:
        Accounts payable                                  (19,065)           (31,292)            (4,190)             8,836
        Accrued expenses                                      (22)             6,050            (13,319)           (39,414)
                                                        ---------          ---------          ---------          ---------
           Total adjustments                               10,766            (32,977)           (55,138)           (29,612)
                                                        ---------          ---------          ---------          ---------

    Net cash (used) by operating activities               (28,279)           (93,503)          (313,150)          (207,705)
                                                        ---------          ---------          ---------          ---------

CASH FLOWS FROM INVESTING
ACTIVITIES
    Purchase of property and equipment                         --              2,000                 --             (5,758)
                                                        ---------          ---------          ---------          ---------
    Net cash (used) by investing activities                    --              2,000                 --             (5,758)
                                                        ---------          ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from insurance financing                         --                 --             93,061                 --
     Repayments of insurance financing                    (16,175)                --            (71,295)                --
     Loan from stockholder, net                            19,267           (108,306)           183,263                 --
     Proceeds from sale of common stock                        --                 --             40,000                 --
     Proceeds from note payable                                --                 --             40,000                 --
     Capital contribution                                      --            199,576             22,096            199,576
                                                        ---------          ---------          ---------          ---------
     Net cash provided by financing activities              3,092             91,270            307,125            199,576
                                                        ---------          ---------          ---------          ---------

 NET INCREASE (DECREASE) IN CASH                          (25,187)              (233)            (6,025)           (13,887)

CASH, BEGINNING OF THE PERIOD                              38,629              6,043             19,467             19,697
                                                        ---------          ---------          ---------          ---------

CASH, END OF THE PERIOD                                 $  13,442          $   5,810          $  13,442          $   5,810
                                                        =========          =========          =========          =========

              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


                                         COMMON STOCK               PAID-IN        RETAINED
                                    SHARES          AMOUNT          CAPITAL         DEFICIT           TOTAL
                                   ---------       ---------       ---------       ---------        ---------
BALANCE, DECEMBER 31, 2001            83,334       $       8       $ 425,467       $(407,403)       $  18,072


Issuance of common stock
   for services                        3,333              --             100              --              100

Donated services                          --              --          19,800              --           19,800

Contributed capital by
   shareholder                            --              --          22,096              --           22,096

Issuance of common stock in
  conversion of debenture            248,367              25           7,426              --            7,451

Net loss during period                    --              --              --       (106 ,689         (106,689)
                                   ---------       ---------       ---------       ---------        ---------
Balance, March 31, 2002              335,034              33         474,889        (514,091)         (39,169)

Donated services                          --              --          21,400              --           21,400

Issuance of common stock for
  cash, notes and debt             5,000,000             500         199,500              --          200,000

Loss for the period                       --              --              --        (112,279)        (112,279)
                                   ---------       ---------       ---------       ---------        ---------
Balance, June 30, 2002             5,335,034             533         695,789        (626,370)          69,953

Donated Services                          --              --          23,400              --           23,400

Loss for the period                       --              --              --         (39,044)         (39,044)
                                   ---------       ---------       ---------       ---------        ---------

Balance, September 30, 2002        5,335,034       $     534       $ 719,189       $(665,014)       $  53,309
                                   =========       =========       =========       =========        =========


              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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


NOTE B - PREPAID EXPENSES & OTHER ASSETS

At September 30, 2002, the components of Prepaid Expenses & Other Assets are summarized as follows:

                                                                 Amount
                                                             ----------------
               Prepaid insurance                                    $ 84,799
                   Prepaid interest                                      500
               Trademark                                               2,325
                   Deposits                                            2,190
                                                             ----------------
                         Total                                      $ 89,814
                                                             ================

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


NOTE G - RELATED PARTIES TRANSACTIONS

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

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002



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

Resignation of the President

Effective October 23, 2002, Mr. R. Gale Porter resigned as president of the Company. The Board of Directors is in the process of locating a replacement for this position.

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

         o Allowance for uncolletible accounts receivable: We estimate and provide an allowance for uncollectible accounts receivable based on analysis and age of our open accounts, our experience with the particular customer, our own historical experience with bad debts, as well as other information obtained from outside sources.

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

         At the current level of operations we do not have sufficient resources on hand, including cash and accounts receivables to operate for the next 12 months, without additional sources of capital. We plan to satisfy our cash requirements though additional equity financing and sales of our services.. We are exploring financing alternatives including but not limited to selling additional equity, bank or private borrowing, or from officers, directors or shareholders. We do not have any commitments in this regard and no assurance can be given that our financing efforts will be successful. If we are not able to obtain additional financing our operations may be curtailed and an investment in our common stock would be lost.

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


                                           RESOLVE STAFFING, INC.




Dated:  August 28, 2003                    /s/ Cristino L. Perez
                                           -----------------------------------
                                           By:  Cristino L. Perez
                                           Chief Financial Officer, director,
                                           principal accounting officer