Form 10QSB/A
period 2003-06-30
RESOLVE STAFFING INC
filed 2003-08-28
CIK 1106207

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

                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 21, 2003, there were outstanding 6,100,069 shares of common stock, par value $0.0001, and no shares of preferred stock.

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



                                           INDEX TO FINANCIAL STATEMENTS


         Consolidated balance sheets as of June 30, 2003 (unaudited) and
                  December 31, 2002                                                                       3

         Consolidated statements of operations for the three months and six months
         ended June 30, 2003 and 2002                                                                     4

         Consolidated statements of cash flows for the three months and six months
         ended June 30, 2003 and 2002                                                                     5

         Consolidated statements of stockholders' equity for the three months and six ended
         June 30, 2003 (unaudited) and for the year ended December 31, 2002                               6

         Notes to consolidated financial statements                                                       7


                                              RESOLVE STAFFING, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002



                    ASSETS                                                                 2003                    2002
                                                                                   ---------------------    -------------------
CURRENT ASSETS
    Cash and cash equivalents                                                      $                  -     $                -
    Accounts receivable, net of allowance for bad
         debts of $4,500 for 2003 and $4,500 for 2002                                           102,609                 89,674
    Prepaid and other assets                                                                    110,069                 82,790
                                                                                   ---------------------    -------------------
        Total current assets                                                                    212,678                172,464
                                                                                   ---------------------    -------------------

PROPERTY AND EQUIPMENT
    Property and equipment                                                                       42,870                 28,382
    Less: Accumulated depreciation                                                               16,346                 14,015
                                                                                   ---------------------    -------------------
        Net property and equipment                                                               26,524                 14,367
                                                                                   ---------------------    -------------------

                  TOTAL ASSETS                                                     $            239,202     $          186,831
                                                                                   =====================    ===================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                                $            49,868     $           43,386
    Bank overdraft                                                                               11,654                  9,712
    Accrued salaries                                                                             23,187                      -
    Accrued payroll taxes                                                                         5,216                 10,803
    Notes payable and line of credit                                                             90,291                 40,000
    Debentures payable                                                                                -                 11,150
    Note payable - related party                                                                 67,000                      -
    Loan payable - related parties                                                               22,761                  7,760
    Other current liabilities                                                                    12,278                  7,935
                                                                                   ---------------------    -------------------
        Total current liabilities                                                               282,255                127,746
                                                                                   ---------------------    -------------------

LONG-TERM  LIABILITIES
     Loans payable - related party                                                                    -                 67,000
                                                                                   ---------------------    -------------------
         Total long-term liabilities                                                                  -                 67,000
                                                                                   ---------------------    -------------------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.0001 par value, 50,000,000 shares
      authorized, issued and outstanding: 2003 - 6,100,069
     shares; 2002 - 4,821,069 shares                                                                610                    482
    Paid-in capital                                                                             920,962                737,190
    Less: Stock compensation                                                              (    100,042)                      -
    Retained earnings (deficit)                                                           (    864,583)         (      745,587)
                                                                                   ---------------------    -------------------
             Total stockholders' equity (deficit)                                         (    (43,053)         (        7,915)
                                                                                   ---------------------    -------------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                                               $           239,202      $          186,831
                                                                                   =====================    ===================



              See accompanying notes to these financial statements.

                                              RESOLVE STAFFING, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                            THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                 JUNE 30,                                JUNE 30,
                                                         2003                 2002               2003                2002
                                                    ----------------     ---------------    ----------------    ----------------
SERVICE REVENUES                                    $       276,920      $       99,564     $       539,166     $       185,104

DIRECT COST OF SERVICES                                     205,511              77,066             404,422             132,524
                                                    ----------------     ---------------    ----------------    ----------------

GROSS MARGIN                                                 71,409              22,498             134,744              52,580

OPERATING EXPENSES
     Legal & professional fees                               66,333              48,971              95,292             102,356
     Advertising/Promotion                                    3,275               1,841               5,086               4,489
     Salaries and benefits                                   62,027              55,315             103,743             104,440
     Payroll taxes                                            3,864               3,526               5,693               6,663
     Rent & leases                                            2,958               7,024               7,835              16,351
     Travel & entertainment                                   2,747                   -               4,172                 607
     Administrative expenses                                 15,809              12,644              28,666              29,184
                                                    ----------------     ---------------    ----------------    ----------------
           Total operating expenses                         157,013             129,321             250,487             264,290
                                                    ----------------     ---------------    ----------------    ----------------

 LOSS FROM OPERATIONS                                   (    85,604)        (   106,823)        (   115,743)        (   211,710)

OTHER INCOME (EXPENSES)
      Interest and other income                                   -                 240                   -                 240
      Interest expense                                  (       963)        (     5,696)        (     3,252)        (     7,498)
                                                    ----------------     ---------------    ----------------    ----------------
          Net other income (expenses)                   (       963)        (     5,456)        (     3,252)        (     7,258)
                                                    ----------------     ---------------    ----------------    ----------------

NET INCOME (LOSS)                                   $   (    86,567)     $  (   112,279)    $   (   118,995)    $   (   218,968)
                                                    ================     ===============    ================    ================

LOSS PER SHARE
     Basic                                          $          (.01)     $        (.17)     $          (.02)    $          (.58)
                                                    ================     ===============    ================    ================

     Fully diluted                                  $          (.01)     $        (.17)     $          (.02)    $          (.58)
                                                    ================     ===============    ================    ================

AVERAGE NUMBER OF SHARES OUTSTANDING
     Basic                                               6,046,069             664,705           5,605,029              374,863

                                                    ================     ===============    ================    ================

     Fully diluted                                       6,046,069             664,705           5,605,029              374,863

                                                    ================     ===============    ================    ================



              See accompanying notes to these financial statements.



                                              RESOLVE STAFFING, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE AND SIX MONHTS ENDED JUNE 30, 2003 AND 2002

                                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                  JUNE 30,                                JUNE 30,
                                                          2003                2002                2003                2002
                                                     ---------------     ---------------    -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                       $ (     86,567)     $    ( 112,279)    $  (     118,995)    $      (218,967)
    Adjustments to reconcile net loss to cash
    used in operating activities:
        Depreciation                                          1,207                   -                2,331               1,480
        Interest converted to capital stock                       -                   -                    -                 251
        Contributed services                                  3,000              21,400                6,000              41,200
        Common stock issued for services                      3,000                   -              174,500                   -
        Less: Unearned stock compensation                    42,874                   -        (     100,042)                  -
    Decrease (increase) in current assets:
        Accounts receivable                                  19,744             (2,424)        (      12,935)        (    23,942)
        Prepaid and other assets                       (    15,258)               2,033        (      27,279)        (    86,471)
    Increase (decrease) in current liabilities:
        Accounts payable                                      5,863              28,770                6,482              14,875
        Bank overdraft                                       11,654                   -                1,942                   -
        Salary accrual                                            -                   -               23,187                   -
        Payroll taxes accrual                          (      7,926)          (   4,869)       (       5,587)        (    15,249)
        Other current liabilities                             2,840                 766                7,342               1,952
                                                     ---------------     ---------------    -----------------    ----------------
           Total adjustments                                 66,998              45,688               75,941         (    65,904)
                                                     ---------------     ---------------    -----------------    ----------------

    Net cash (used) by operating activities            (    19,569)            (66,591)        (      43,054)        (   284,871)
                                                     ---------------     ---------------    -----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                 (    10,088)                   -        (      14,488)                   -
                                                     ---------------     ---------------    -----------------    ----------------
    Net cash (used) by investing activities            (    10,088)                   -        (      14,488)                   -
                                                     ---------------     ---------------    -----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from insurance financing                      25,000                    -               48,594              93,061
     Repayments of insurance financing                 (    12,890)             (24,263)       (      19,303)            (55,120)
     Proceeds from line of credit                           21,000                    -               21,000                   -
     Loan from stockholders, net                            (2,099)                   -               15,001             163,996
     Repayments of debenture payable                        (7,750)                   -        (       7,750)             22,096
                                                     ---------------     ---------------    -----------------    ----------------
     Net cash provided by financing activities              23,261               61,333               57,542             304,033
                                                     ---------------     ---------------    -----------------    ----------------

NET INCREASE (DECREASE) IN CASH                        (     6,396)          (    5,258)                   -              19,162

CASH, BEGINNING OF THE PERIOD                                6,396               43,887                    -              19,467
                                                     ---------------     ---------------    -----------------    ----------------

CASH, END OF THE PERIOD                                         -        $      38,629      $              -     $        38,629
                                                     ===============     ===============    =================    ================





              See accompanying notes to these financial statements.


                                              RESOLVE STAFFING, INC.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE YEAR ENDED DECEMBER 31, 2002 AND
                               FOR THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

                                                  COMMON STOCK                  PAID-IN            RETAINED
                                              SHARES             AMOUNT         CAPITAL            DEFICIT               TOTAL
                                          --------------    --------------   --------------   ------------------    ---------------
BALANCE, JANUARY 1, 2002                         83,334                 8          425,467          (   407,403)            18,072

Issuance of common stock for services             3,333                 -              100                    -                100

Issuance of common stock in conversion
of debentures                                   248,367                25            7,426                    -              7,451

Donated services                                      -                 -           82,550                    -             82,550

Contributed capital by shareholder                    -                 -           22,096                    -             22,096

Issuance of common stock for cash,
notes and debt                                5,000,000               500          199,500                    -            200,000

Cancellation of common stock                (   513,965)     (         51)              51                    -                  -

Net loss during period                                -                 -                -          (   338,184)        (  338,184)
                                          --------------    --------------   --------------   ------------------    ---------------

BALANCE, DECEMBER 31, 2002                    4,821,069               482          737,190          (   745,587)        (    7,915)

Issuance of common stock for services -
Pinnacle Corp. Services                         950,000                95          132,905                    -            133,000

Issuance of common stock for services
of CEO                                          275,000                28           38,472                    -             38,500

Donated services - Officers                           -                 -            3,000                    -              3,000

Net loss during the period                            -                 -                -              (32,429)           (32,429)
                                          --------------    --------------   --------------   ------------------    ---------------
BALANCE, MARCH 31, 2003 (UNAUDITED)           6,046,069               605          911,567          (   778,016)           134,156

Issuance of common stock for
services                                         20,000                 2            2,998                    -              3,000

Conversion of debentures to common stock         34,000                 3            3,397                    -              3,400

Donated services - Officers                           -                 -            3,000                    -              3,000

Less: Stock compensation                              -                 -                -                    -         (  100,042)

Net loss during period                                -                 -                -          (    86,567)        (   86,567)
                                          --------------    --------------   --------------   ------------------    ---------------
BALANCE, JUNE 30, 2003 (UNAUDITED)            6,100,069     $         610    $     920,962    $     (   864,583)    $   (   43,053)
                                          ==============    ==============   ==============   ==================    ===============



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

These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission

Nature of Operations
--------------------

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

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Resolve Staffing, Inc. and its wholly owned subsidiary Integra Staffing, Inc. All significant intercompany accounts and transactions have been eliminated.

Basis of Accounting
-------------------

Resolve maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for matching of revenues and expenses.

Loss per Share
--------------

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

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE B - PREPAID EXPENSES & OTHER ASSETS

At June 30, 2003 and December 31, 2002, the components of Prepaid Expenses & Other Assets are summarized as follows:

                                                                              2003               2002
                                                                     ------------------ ------------------
                 Prepaid insurance                                   $         101,392  $          78,275
                 Prepaid interest                                                1,162                  -
                 Legal retainer                                                  3,000                  -
                 Trademark                                                       2,325              2,325
                 Deposits                                                        2,190              2,190
                                                                     ------------------ ------------------
                 Total                                               $         110,069  $          82,790
                                                                     ================== ==================

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


NOTE C - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2003 and December 31, 2002 is summarized as follows:

                                                                          2003                  2002
                                                                  -----------------     -----------------
       Computer software                                          $         11,240      $          5,590
       Computers                                                            11,766                 6,187
       Furniture and fixtures                                                5,079                 5,079
       Office equipment                                                     12,542                11,576
                                                                  -----------------     -----------------
                                                                            40,627                28,382
       Less accumulated depreciation                                       (16,346)              (14,015)
                                                                  -----------------     -----------------
            Net property and equipment                            $         24,281      $         14,367
                                                                  =================     =================


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

Note Payable
------------

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

Insurance Financing
-------------------

In June 2003, Resolve financed its directors and officers' liability insurance premiums of $20,000, net of a $5,000 down payment, with interest at the rate of 7.5% per annum, payable in monthly to payments of $2,300 per month through April 2004.


NOTE F -  ISSUANCE OF COMMON STOCK

On April 15, 2003, Resolve issued 20,000 shares of its restricted common stock to an unrelated individual for services with investor relations matters.

On April 15, 2003, Resolve issued 125,000 shares of its restricted common stock to its former attorney for future legal services. Subsequently, the Company decided to change legal counsel and no longer required these legal services. The certificate representing the 125,000 shares was returned and cancelled by the Company.


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

         2. Resolve issued 20,000 shares of common stock to an unrelated individual in exchange for consulting services.

         3. Resolve issued 125,000 shares of common stock to its former attorney for future legal services. Since these services were no longer needed, the certificate representing these shares was returned and cancelled.

         4. Resolve issued 34,000 shares of common stock to debenture holders in exchange for $3,400 in principal amount of debentures at $.10 per share.


NOTE I - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2003, the Company's officers provided services to Resolve valued at $3,000, which were donated to Resolve.

NOTE J - LOSS PER SHARE

Resolve has reported basic loss per share based on the weighted average number of shares outstanding for the each period presented. Resolve cannot report fully diluted loss per share including the shares reserved for the issuance of 4,256,600 common shares upon conversion of warrants, even though they are common stock equivalents, as the effect would be anti-dilutive. Resolve will include the effect of this dilution in the calculation of fully diluted earnings (loss) per share only upon actual conversion or the extent they are not anti-dilutive.


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

RESULTS OF OPERATIONS

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002.

     Comparison of consolidated operations of our Company and Integra Staffing, Inc., our wholly owned subsidiary are as follows:

     The net loss decreased from $218,968 for six months ended June 30, 2002 to $118,995 or a 46% decrease for six months ended June 30, 2003. The major factors contributing to this decrease are the general business recovery and our aggressive marketing efforts, and a marked decrease in legal and accounting expenses of $11,000.

     Revenues for six months ended June 30, 2002 compared to 2003 increased from $185,104 to $539,166 or a 191% increase, reflecting an increase in business recovery and our aggressive marketing efforts. All of our revenues for the six months ended June 30, 2003 and 2002 were generated entirely from providing workers to our customers.

     For the six months ended June 30, 2003 and 2002 the major categories of expenses, as a percent of revenue were as follows:

                                                    2003             2002
                                              ---------------------------------
Legal & professional                                18%               55%
Advertising & promotion                              1%                2%
Salaries & benefits                                 19%               56%
Taxes & licenses                                     1%                0%
Rent & leases                                        1%                9%
Travel & entertainment                               1%                4%
Administrative expenses                              5%               16%

         Legal & professional expense decreased from $102,356 in 2002 to $95,292 in 2003 or a 7% decrease, reflecting principally (1) a increase in consulting expenses of $10,800, associated with a one-year agreement with Pinnacle Corporate Service, LLC engaged to assist our management with (a) assistance and/or preparation of financial, strategic and business plan, (b) assist on recruiting key management and members of the board of directors, (c) assist in the implementation of short and long-term strategic planning and business development initiatives, and (d) other general business matters, (2) $3,000 in consulting fees for investor relations matter we paid with 20,000 shares of common stock, and (3) a decrease of $21,256 in legal and accounting expenses associated with compliance with SEC matters and principally due to the completion of our registration statement, which was declared effective August 6, 2003.

         Advertising and promotion expense increased slightly from $4,489 in 2002 to $5,086 in 2003, reflecting a decreased level of outside advertising and promotion, while relying more and more on direct customer sales contacts by our sales staff.

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

         Travel & entertainment substantially increased from $607 in 2002 to $4,172 in 2003, reflecting the increased effort by our staff to market our services and principally by our CEO attending a staffing industry convention and seminars.

         Taxes & licenses decreased slightly from $6,863 in 2002 to $5,693 in 2003, reflecting a reduction of costs previously associated with licensing our company in Nevada as well as Florida.

         General and administrative expenses decreased from $29,184 in 2002 to $26,668 in 2003 or a 9% decrease. Changes in the major components of general and administrative expenses for the six months ended June 30, 2002 to June 30, 2003 were as follows: a decease in insurance expenses of $1,227; a increase in public company expenses of $1,949 (for filing various amendments of our registration statement); an increase in convention expense of $1,159; an decrease in printing costs of $1,195; a decrease in office expenses of $580; a increase in depreciation of $851; and a decrease in miscellaneous expenses of $4,727.

COMPARISON OF CONSOLIDATED OPERATIONS FOR THEE THREE MONTHS ENDED JUNE 30, 2003 AND 2002.

         Comparison of consolidated operations of our Company and Integra Staffing, Inc., our wholly owned subsidiary are as follows:

         The net loss decreased from $112,279 for three months ended June 30, 2002 to $86,567 or a 23% decrease for three months ended June 30, 2003. The major factors contributing to this decrease are the general business recovery and our aggressive marketing efforts, although operating costs increased 27,691, due primarily to legal and professional fees ($13,962) and administrative salaries and benefits $6,712) as described below.

         Revenues for three months ended June 30, 2002 compared to 2003 increased from $99,564 to $276,920 or a 178% increase, reflecting an increase in business recovery and our aggressive marketing efforts. All of our revenues for the three months ended June 30, 2003 and 2002 were generated entirely from providing workers to our customers.

         For the three months ended June 30, 2003 and 2002 the major categories of expenses, as a percent of revenue were as follows:

                                                   2003             2002
                                              ---------------------------------
Legal & professional                                24%               49%
Advertising & promotion                              1%                2%
Salaries & benefits                                 22%               56%
Taxes & licenses                                     1%                4%
Rent & leases                                        1%                7%
Travel & entertainment                               2%                0%
Administrative expenses                              5%               13%

         Legal & professional expense increased from $48,971in 2002 to $66,333 in 2003 or a 35% increase, reflecting principally a decrease in consulting expenses of $33,976, associated with a six-month agreement with Apogee Business Consultants engaged to assist our management with services associated with the structure and the requirements of a public company, and $3,000 for consulting services relating to investor relations matters. The agreement with the consultant expired in June 2002.

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

         General and administrative expenses increased from $12,645 in 2002 to $15,809 in 2003 or a 25% increase. Changes in the major components of general and administrative expenses from the three months ended June 30, 2002 to June 30, 2003 were as follows: a increase in insurance expenses of $1,782; an increase in public company expenses of $3,289 (primarily due to filing various amendments to our registration statement); an increase in computer support of $2,103; a increase in depreciation of $1,125; and a decrease in miscellaneous expenses of $5,051.

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

         In December 2001 we borrowed $11,150 from unrelated individuals secured by 6% convertible debentures due June 30, 2003. The debentures were convertible into shares of our common at $.10 per share through June 30, 2003. On June 25, 2003, we repaid $7,750 of these debentures plus accrued interest of $825. The remaining debentures were converted into 34,000 shares of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE SIX MONTHS ENDED JUNE 30, 2003

         For the six months ended June 30, 2003 we incurred a net loss of $115,995. Of this loss, $79,789 did not represent the use of cash. These consist of depreciation ($2,331) and services donated by our officers ($6,000), as well as expensing of prepaid consulting expenses ($55,416) and prepaid salary for our CEO ($16,042), both of which resulted from the issuance of our common stock. Increases in accounts receivable, prepaid and other expenses, and bank overdraft, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $2,091. Additionally we used $12,245 to purchase computer equipment and software during this period.

         Our average monthly revenue for each of the four quarters of 2002 was $28,500, $33,200, $39,500, and $54,500, respectively, and has increased to a monthly average of $87,400 and $92,300 for the first and second quarter of 2003, respectively. Although we have seen our average monthly revenues and business activity increase in recent months, evidenced by our flexible staffing employees increasing from 42 during the three months ended September 2002 to 108 during the three months ended March 2003, (149 for the six months ended June 30, 2003) we expect to continue to incur losses for the foreseeable future.

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

         For the three months ended June 30, 2003 we incurred a net loss of $83,567. Of this loss, $47,081 did not represent the use of cash. These consist of depreciation ($1,206) and services donated by our officers ($3,000), as well as expensing of prepaid consulting expenses ($33,250) and prepaid salary for our CEO ($9,625), both of which resulted from the issuance of our common stock. Increases in accounts receivable, prepaid and other expenses, and bank overdraft, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $21,673.

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

         On April 15, 2003, we issued 20,000 shares of our restricted common stock to Pam Logano, an unrelated individual, for consulting services relating to investor relations matters. The shares were issued pursuant to Section 4(2) of the Securities Act.

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

                                    RESOLVE STAFFING, INC.



Dated:  August 28, 2003             /s/ Wanda D. Dearth
                                    -------------------------------------
                                    By: Wanda D. Dearth
                                    Chief Executive Officer (principal
                                    executive officer, director)

                                    /s/ Donald E. Quarterman, Jr.
Dated:  August 28, 2003             --------------------------------------
                                    By: Donald E. Quarterman, Jr.
                                    President, Director


                                    /s/ Cristino L. Perez
Dated:  August 28, 2003             --------------------------------------
                                    By:  Cristino L. Perez
                                    Chief Financial Officer (principal
                                    financial & accounting officer, director)

EXHIBIT 31.1

                                  CERTIFICATION

     I, Wanda D. Dearth, Chief Executive Officer, certify that:
1. I have reviewed this quarterly report on Form 10-QSB/A of Resolve Staffing, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

August 28, 2003

/s/ Wanda D. Dearth
------------------------------
Name: Wanda D. Dearth
Title: Chief Executive Officer

A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 HAS BEEN PROVIDED TO RESOLVE STAFFING, INC. AND WILL BE RETAINED BY RESOLVE STAFFING, INC. AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR IT STAFF UPON REQUEST.

EXHIBIT 31.2

                                  CERTIFICATION

     I, Cristino L. Perez, Chief Financial Officer, certify that:
1. I have reviewed this quarterly report on Form 10-QSB/A of Resolve Staffing, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

August 28, 2003

/s/ Cristino L. Perez
-------------------------------------------
Name: Cristino L. Perez
Title: Chief Financial Officer and Director

A SIGNED ORIGINAL OF THIS WRITTEN STATEMENT REQUIRED BY SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 HAS BEEN PROVIDED TO FULLCIRCLE REGISTRY, INC. AND WILL BE RETAINED BY FULLCIRCLE REGISTRY, INC. AND FURNISHED TO THE SECURITIES AND EXCHANGE COMMISSION OR IT STAFF UPON REQUEST.

EXHIBIT 32.1



          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Wanda D. Dearth, the Chief Executive Officer of Resolve Staffing, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report on Form 10-QSB/A of the Company for the fiscal quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 28, 2003



                                       /s/ Wanda D. Dearth
                                       ------------------------------
                                       Name: Wanda D. Dearth
                                       Title: Chief Executive Officer

EXHIBIT 32.2



          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Cristino L. Perez, the Chief Financial Officer of Resolve Staffing, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report on Form 10-QSB/A of the Company for the fiscal quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 28, 2003



                                      /s/ Cristino L. Perez
                                      ------------------------------
                                      Name: Cristino L. Perez
                                      Title: Chief Financial Officer