Form 10QSB
period 2003-09-30
RESOLVE STAFFING INC
filed 2003-11-19
CIK 1106207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               [X]  Quarterly report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

            Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November13, 2003, there were outstanding 6,138,582 shares of common stock, par value $0.0001, and no shares of preferred stock.

                             RESOLVE STAFFING, INC.
          FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003



                                      INDEX
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

         Balance sheets as of September 30, 2003 (unaudited) and
         December 31, 2002                                                                   3

         Statements of operations for the three months and nine months
         ended September 30, 2003 and 2002 (unaudited)                                       4

         Statements of cash flows for the nine months ended September 30, 2003
         and 2002 (unaudited)                                                                5

         Statements of stockholders' equity (deficit)  for the nine months ended
         September 30, 2003 (unaudited)                                                      6

         Notes to financial statements (unaudited)                                           7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                               12

ITEM 3.  CONTROLS AND PROCEDURES                                                            16

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES                                                              17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                   17


                             RESOLVE STAFFING, INC.
                                 BALANCE SHEETS
              SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002



          ASSETS                                                              2003          2002
                                                                          -----------    -----------
CURRENT ASSETS
    Cash                                                                  $    22,311    $     -
    Accounts receivable, net of allowance for bad
         debts of $4,500 for 2003 for 2002                                     75,373         89,674
    Prepaid and other assets                                                   35,114         82,790
                                                                          -----------    -----------
        Total current assets                                                  132,798        172,464
                                                                          -----------    -----------

PROPERTY AND EQUIPMENT
    Property and equipment                                                     42,870         28,382
    Less: Accumulated depreciation                                             18,671         14,015
                                                                          -----------    -----------
        Net property and equipment                                             24,199         14,367
                                                                          -----------    -----------

                  TOTAL ASSETS                                            $   156,997    $   186,831
                                                                          ===========    ===========


                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                         ----------------------------------------------

CURRENT LIABILITIES
    Accounts payable                                                      $    16,423    $    43,386
    Bank overdraft                                                                -            9,712
    Accrued salaries                                                           30,059            -
    Accrued payroll taxes                                                      58,949         10,803
    Notes payable and line of credit                                           66,000         40,000
    Debentures payable                                                            -           11,150
    Note payable - related party                                               87,500            -
    Loan payable - related parties                                                -            7,760
    Other current liabilities                                                  63,343          4,935
                                                                          -----------    -----------
        Total current liabilities                                             322,274        127,746
                                                                          -----------    -----------

LONG-TERM  LIABILITIES
     Loans payable - related party                                                -           67,000
                                                                          -----------    -----------
         Total long-term liabilities                                              -           67,000
                                                                          -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.0001 par value, 50,000,000 shares
      authorized, issued and outstanding: 2003 - 6,100,082
     shares; 2002 - 4,821,082 shares                                              610            482
    Paid-in capital                                                           923,962        737,190
    Less: Stock compensation                                                  (57,167)           -
    Retained earnings (deficit)                                            (1,032,682)      (745,587)
                                                                          -----------    -----------
             Total stockholders' equity (deficit)                            (165,277)        (7,915)
                                                                          -----------    -----------

    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                                      $   156,997    $   186,831
                                                                          ===========    ===========



             See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                            STATEMENTS OF OPERATIONS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                    2003          2002            2003           2002
                                                -----------    -----------    -----------    -----------
SERVICE REVENUES                                $   220,961    $   118,427    $   760,127    $   303,531

COST OF SERVICES                                    174,068         79,002        578,491        211,526
                                                -----------    -----------    -----------    -----------

GROSS MARGIN                                         46,893         39,425        181,636         92,005

OPERATING EXPENSES
     Legal & professional fees                       71,878          5,964        170,218        108,321
     Advertising/Promotion                            3,433          3,441          8,519          7,929
     Salaries and benefits                           67,694         48,765        171,437        153,204
     Payroll taxes                                    8,485          2,521         14,178          9,384
     Rent & leases                                    7,101            -           11,386         16,351
     Travel & entertainment                           2,399          1,243          5,887          1,850
     Administrative expenses                         47,490         13,872         73,920         43,057
                                                -----------    -----------    -----------    -----------
           Total operating expenses                 208,480         75,806        455,545        340,096
                                                -----------    -----------    -----------    -----------

 LOSS FROM OPERATIONS                              (161,587)       (36,381)      (273,909)      (248,091)

OTHER INCOME (EXPENSES)
      Interest and other income                         -              476            -              716
      Interest expense                               (6,513)        (3,139)       (13,186)       (10,637)
                                                -----------    -----------    -----------    -----------
          Net other income (expenses)                (6,513)        (2,663)       (13,186)        (9,921)
                                                -----------    -----------    -----------    -----------

NET (LOSS)                                      $  (168,100)   $   (39,044)   $  (287,095)   $  (258,012)
                                                ===========    ===========    ===========    ===========

LOSS PER SHARE
     Basic                                      $      (.03)   $      (.01)   $      (.05)   $      (.13)
                                                ===========    ===========    ===========    ===========

     Diluted                                    $      (.03)   $      (.01)   $      (.05)   $      (.13)
                                                ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     Basic and diluted                            6,100,082      5,335,034      5,655,736      2,028,254
                                                ===========    ===========    ===========    ===========


             See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                            STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

                                                           2003        2002
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                          $(287,095)   $(258,012)
    Adjustments to reconcile net loss to cash used in
    operating activities:
        Depreciation                                        4,656        1,813
        Interest converted to capital stock                   -            251
        Contributed services                                9,000       64,600
        Amortization of stock compensation                120,333          -
    Decrease (increase) in current assets:
        Accounts receivable                                14,301      (22,796)
        Prepaid and other assets                           47,676      (81,497)
    Increase (decrease) in current liabilities:            (4,190)
        Accounts payable                                  (26,963)
        Bank overdraft                                     (9,712)         -
        Salary accrual                                     30,059          -
        Payroll taxes accrual                              48,146          -
        Other current liabilities                          58,408      (13,319)
                                                        ---------    ---------
           Total adjustments                              295,904      (55,138)
                                                        ---------    ---------

    Net cash (used) by operating activities                 8,809     (313,150)
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                    (14,488)         -
                                                        ---------    ---------
    Net cash (used) by investing activities               (14,488)         -
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from insurance financing                        -         93,061
     Repayments of insurance financing                        -        (71,295)
     Proceeds from line of credit                          26,000          -
     Loan from stockholders, net                           12,740      183,263
     Proceeds from sale of common stock                       -         40,000
     Proceeds from note payable                            40,000
     Repayments of debenture payable                      (10,750)      22,096
                                                        ---------    ---------
     Net cash provided by financing activities             27,990      307,125
                                                        ---------    ---------

NET INCREASE (DECREASE) IN CASH                            22,311       (6,025)

CASH, BEGINNING OF THE PERIOD                                 -         19,467
                                                        ---------    ---------

CASH, END OF THE PERIOD                                 $  22,311    $  13,442
                                                        =========    =========



             See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)


                                                     COMMON STOCK                 PAID-IN            RETAINED
                                               SHARES            AMOUNT           CAPITAL             DEFICIT         TOTAL
                                          ----------------    --------------   --------------    ---------------  ---------------
BALANCE, DECEMBER 31, 2002                      4,821,082               482          737,190          (745,587)           (7,915)

Issuance of common stock for services -
Pinnacle Corp. Services                           950,000                95          132,905                 -           133,000
Issuance of common stock for services
of CEO                                            275,000                28           38,472                 -            38,500
Issuance of common stock for
services                                           20,000                 2            2,998                 -             3,000
Conversion of debentures to common stock           34,000                 3            3,397                 -             3,400
Donated services - Officers                             -                 -            9,000                 -             9,000
                                                                                                                         (57,167)
Less, Deferred stock compensation                       -                 -                -                 -
Net loss during period                                  -                 -                -           (287,095)        (287,095)
                                          ----------------    --------------   --------------    ---------------  ---------------
BALANCE, SEPTEMBER 30, 2003 (UNAUDITED)         6,100,082            $  610         $923,962        $(1,032,682)      $ (165,277)
                                          ================    ==============   ==============    ===============  ===============



             See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE A - ORGANIZATION, NATURE OF OPERATIONS, BASIS OF PRESENTATION AND ACCOUNTING PRINCIPLES

Organization and Nature of Operations
-------------------------------------

Resolve Staffing, Inc., (the "Company") was organized under the laws of the State of Nevada on April 9, 1998. Integra Staffing, Inc., ("Integra") was organized under the laws of the State of Florida corporation on August 16, 1999 (collectively referred to as "Resolve"). On December 10, 2001, the Company acquired 100% of the outstanding common stock of Integra. Integra was subsequently dissolved. The Company is engaged in providing human resource services focusing on the professional, clerical, administrative and light industrial staffing market in West Central Florida. The Company is also engaged in recruiting, training, temporary personnel and payroll administration services to the manufacturing, distribution, hospitality, and construction industries in West Central Florida.

Basis of Presentation
---------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three and nine months ended September 30, 2003 have been included.

These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission

Recent Accounting Principles
----------------------------

During December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". Statement No. 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 also amends and augments the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition standards and disclosure requirements of SFAS No. 148 are effective for fiscal years and interim periods ending after December 15, 2002. As of September 30, 2003, the Company had no employee stock option plans.

SFAS No. 148 does not require the Company to transition from the intrinsic value approach provided in APB Opinion No. 25, "Accounting for Employee Stock Based Compensation". In addition, the Company does not currently plan to transition to the fair value approach in SFAS No. 123. However, the Company has adopted the additional disclosure requirements of SFAS No. 148.

                             RESOLVE STAFFING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE A - ORGANIZATION, NATURE OF OPERATIONS, BASIS OF PRESENTATION AND ACCOUNTING PRINCIPLES (CONTINUED)

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). Under FIN No. 45, guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability only when a loss is probable and reasonably estimable, as those terms are defined under SFAS No. 5, "Accounting for Contingencies". In addition, FIN No. 45 requires significant new disclosures for all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002.

The Company currently has no guarantees, contracts or indemnification agreements that would require fair value treatment under the new standard. The Company's current policy is to disclose all material guarantees and contingent arrangements, similar to the disclosure requirements of Fin No. 45, which provide for disclosure of the approximate term, nature of guarantee, maximum potential amount of exposure, and the nature of recourse provisions and collateral.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement is generally effective for contracts entered into or modified after June 30, 2003. The Company currently has no such financial instruments outstanding or under consideration and does not expect the adoption of this standard to effect the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no such financial instruments outstanding or under consideration and therefore adoption of this standard currently has no financial reporting implications.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and, for interim periods beginning after December 15, 2003, for interests acquired prior to February 1, 2003. The Company does not currently have relationships with entities meeting the criteria set forth in FIN No. 46 and is not required to include any such entities in its financial statements pursuant to the provisions of FIN No. 46.

                             RESOLVE STAFFING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE A - ORGANIZATION, NATURE OF OPERATIONS, BASIS OF PRESENTATION AND ACCOUNTING PRINCIPLES (CONTINUED)

Loss per Share
--------------

Resolve records basic and diluted loss per share in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share". Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings (loss) of the entity.

NOTE B - LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a working capital deficiency and a stockholder's deficiency of $189,476 and $165,277 respectively, as of September 30, 2003. In addition, the Company is in the formative period and has not yet achieved profitable operations, and has been dependent upon the financial support of stockholders, management and other related parties. These conditions raise substantial doubt as to the ability of the Company to continue its business operations as a going concern.

Management is currently looking to secure additional financial resources to support the Company's operations. In addition, management is reviewing a number of strategic alliances and acquisitions that may advance the Company's operations. However, while these strategies are under development, costs and expenses have been substantially curtailed. Ultimately, the Company's ability to continue as a going concern is dependent upon the access of additional capital to support operations and strategic growth strategies. There can be no assurance that management will be successful in these efforts. The financial statements do not reflect any adjustments that may arise as a result of this uncertainty.

NOTE C - NOTES PAYABLE AND LINE OF CREDIT

Notes Payable
-------------

During May and June 2002, the Company obtained loans from an unrelated individual for a total of $40,000. The underlying notes payable bear interest at 12% per annum, payable quarterly in arrears and are secured by the accounts receivable of the Company. The maturity of the Notes was extended to April 3, 2004.

Notes Payable - Related Party
-----------------------------

The Company has obtained loans from William A. Brown, the Company's executive vice president, and majority shareholder in the aggregate totaling $87,500. The underlying notes bear interest at 5% and are due on March 31, 2004.

Line of Credit
--------------

On May 14, 2003, Resolve secured a $50,000 line of credit from Mercantile Bank, payable on demand, with interest at the rate of 3% above Mercantile Bank's prime rate (their current prime rate is 4%) per annum, payable monthly. The line of credit is secured by Resolve's general credit and is personally guaranteed by William A. Brown, the Company's executive vice-president and majority shareholder. As of September 30, 2003, Resolve has drawn down $26,000 on the line of credit, therefore $24,000 remains available.

                             RESOLVE STAFFING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE D--OTHER CURRENT LIABILITIES

Other current liabilities include the following components as of September 30, 2003 and December 31, 2002:

                                                       2003      2002
                                                     -------   -------
          Other accrued liabilities                  $25,244   $ 4,935
          Accrued workers' compensation               16,042       -
          Insurance financing and interest (1)        15,707       -
          Other insurance liabilities                  6,350       -
                                                     -------   -------
                                                     $63,343   $ 4,935
                                                     =======   =======

(1) Insurance Financing
-----------------------

In June 2003, Resolve financed its directors and officers' liability insurance premiums of $20,000, net of a $5,000 down payment, with interest at the rate of 7.5% per annum, payable in monthly to payments of $2,300 per month through April 2004.

NOTE E - STOCKHOLDERS' EQUITY

Issuances of Common Stock:

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

On June 30, 2003, the Company issued 34,000 shares of its common stock to debenture holders in exchange for their 6% convertible debenture due June 30, 2003.

In October, 2003, we issued 21,000 shares of our common stock to three employees of our Company.

In October, 2003, we issued 15,000 shares of our common stock to a director of our Company.

In October, 2003, we issued 2,500 shares of our common stock to an unrelated individual, for her agreement in extending the maturity date of a promissory note we own to her.

Deferred Stock Compensation:
----------------------------

Compensation and consulting expense related to the two common stock issuances in February 2003, noted above, are being amortized over the benefited periods of 12 months. The remaining outstanding amount of $57,167 is carried as a contra account to equity in the accompanying financial statements.

Information with Respect to Warrants:
-------------------------------------

As of September 30, 2003 there were 4,256,600 stock warrants outstanding which are due to expire during on June 30, 2007. Each warrant has an exercise price of $.15 per share price.

                             RESOLVE STAFFING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE F - CASH FLOW SUPPLEMENTAL INFORMATION

Cash paid for interest during the nine months ended September 30, 2003 and 2002 amounted to $13,186 and $447 respectively.

During nine months ended September 30, 2003, the following non-cash transactions were recorded:

1. Resolve's officers provided services to the Company valued at $9,000 and donated to the Company.

2. Resolve issued 20,000 shares of common stock to an unrelated individual in exchange for investor relations services.

3. Resolve issued 950,000 shares of common stock to a company controlled by executive officers of the Company in exchange for consulting services valued at $133,000.

4. Resolve issued 34,000 shares of common stock to debenture holders in exchange for $3,400 in principal amount of debentures at $.10 per share.

5. Resolve issued 275,000 shares of restricted common stock, valued at $38,500, to an officer of the Company for compensation.

NOTE G - LOSS PER SHARE

Net loss per share is computed based upon the weighted outstanding shares of the Company's common stock for each period presented. The weighted average number of shares excludes 4,256,600 common stock equivalents, representing principally warrants and stock options, since the effect of including them would be anti-dilutive.

NOTE H - REGISTRATION STATEMENT

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

            The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the Company's unaudited financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking information based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

         Integra Staffing, Inc., ("Integra") was organized under the laws of the State of Florida, on August 16, 1999. Integra is a temporary staffing company. Integra's strategy has been to provide efficient and affordable solutions to its customers' employment and labor force needs. On December 10, 2001, Resolve Staffing acquired 100% of the outstanding common stock of Integra. Integra was subsequently dissolved.

         We are a staffing services firm providing client with professional, clerical, light industrial and technical personnel on a permanent, contract and temporary placement basis. We have marketed our services to over 100 companies in the Tampa, Florida area and currently provide technical, clerical, administrative, accounting, sales, human resources and light industrial staff to over 20 companies.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.

     Comparison of operations of our Company is as follows:

     The net loss increased from $258,012 for nine months ended September 30, 2002 to $287,095 or a 11% increase for nine months ended September 30, 2003. The major factors contributing to this increase loss is the increase in legal and professional fees associated with the completion of our registration statement.

     Revenues for nine months ended September 30, 2002 compared to 2003 increased from $303,531 to $760,127 or a 150% increase, reflecting an increase in business recovery and our aggressive marketing efforts.

     For the nine months ended September 30, 2003 and 2002 the major categories of expenses, as a percent of revenue were as follows:

                                                      2003       2002
                                                     ------     ------
          Legal & professional                          22%        35%
          Advertising & promotion                        1%         3%
          Salaries & benefits                           23%        50%
          Taxes & licenses                               2%         3%
          Rent & leases                                  2%         5%
          Travel & entertainment                         1%         1%
          Administrative expenses                       10%        15%

         Legal & professional expense increased from $108,321 in 2002 to $170,218 in 2003 or a 57% increase, reflecting principally (1) a increase in consulting expenses, associated with a one-year agreement with Pinnacle Corporate Service, LLC engaged to assist our management with (a) assistance and/or preparation of financial, strategic and business plan, (b) assist on recruiting key management and members of the board of directors, (c) assist in the implementation of short and long-term strategic planning and business development initiatives, and (d) other general business matters, (2) $3,000 in consulting fees for investor relations services we paid with 20,000 shares of common stock, and (3) an increase in legal and accounting expenses associated with compliance with SEC matters and the completion of our registration statement, which was declared effective August 6, 2003.

         Advertising and promotion expense increased slightly from $7,929 in 2002 to $8,519 in 2003, or a 7% increase, reflecting a decreased level of outside advertising and promotion, while relying more and more on direct customer sales contacts by our sales staff.

         Salaries and benefits increased from $153,204 in 2002 to $171,437 in 2003, or a 12% increase, reflecting the constant level of total administrative compensation, including donated services by our CFO and President.

         Rent & leases expense decreased from $16,351 in 2002 to $11,386 in 2003, or a 30% decrease, reflecting a lower rental cost of our new facilities as well as a reduction of common area maintenance costs compared to the previous leased offices.

         Travel & entertainment substantially increased from $1,850 in 2002 to $5,887 in 2003, or a 218% increase, reflecting the increased effort by our staff to market our services and our CEO attending staffing industry conventions and seminars.

         Taxes & licenses increased from $9,384 in 2002 to $14,178 in 2003, or a 51% increase, reflecting an increase of costs previously associated with licensing our company in Nevada as well as Florida.

         General and administrative expenses increased from $43,057 in 2002 to $73,921 in 2003 or a 72% increase. Changes in the major components of general and administrative expenses for the nine months ended September 30, 2002 to September 30, 2003 were from expenses incurred for the change in our infrastructure to assist in our growth for the third and fourth quarters. These changes allowed for additional client customer service and market penetration for our existing clients.

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.

         Comparison of operations of our Company is as follows:

         The net loss increased from $39,044 for three months ended September 30, 2002 to $168,100 or a 331% increase for three months ended September 30, 2003. The major factors contributing to this increase are legal and professional expenses associated with compliance with SEC matters and the completion of our registration statement.

         Revenues for three months ended September 30, 2002 compared to 2003 increased from $118,427 to $220,961, or an 87% increase, reflecting an increase in business recovery and our aggressive marketing efforts.

         For the three months ended September 30, 2003 and 2002 the major categories of expenses, as a percent of revenue were as follows:

                                                      2003       2002
                                                     ------     ------
          Legal & professional                          33%         5%
          Advertising & promotion                        2%         3%
          Salaries & benefits                           31%        41%
          Taxes & licenses                               4%         2%
          Rent & leases                                  3%         0%
          Travel & entertainment                         1%         1%
          Administrative expenses                       21%        12%

         Legal & professional expense increased from $5,964 in 2002 to $71,878 in 2003 or a 946% increase, reflecting principally (1) a increase in consulting expenses, associated with a one-year agreement with Pinnacle Corporate Service, LLC engaged to assist our management with (a) assistance and/or preparation of financial, strategic and business plan, (b) assist on recruiting key management and members of the board of directors, (c) assist in the implementation of short and long-term strategic planning and business development initiatives, and (d) other general business matters, (2) $3,000 in consulting fees for investor relations services we paid with 20,000 shares of common stock, and (3) an increase in legal and accounting expenses associated with compliance with SEC matters and principally due to the completion of our registration statement, which was declared effective August 6, 2003.

         Advertising and promotion expense increase was nominal from $3,441 in 2002 to $3,433 in 2003, or a .2% increase, reflecting the concentrated effort of our management to control costs and expenses.

         Salaries and benefits increased from $48,765 in 2002 to $67,694 in 2003, or a 39% increase, reflecting an increase in officers' compensation, including donated services by our CFO and President and reflecting the higher compensation being paid to our CEO starting February 2003.

         Taxes & licenses increased from $2,521in 2002 to $8,485 in 2003, or a 237% increase, reflecting additional costs of licensing in Nevada as well as Florida paid during the quarter ended September 30, 2003.

         Rent & leases expense increased from $0 in 2002 to $7,101 in 2003, reflecting the new lease and the cost of our new facilities.

         Travel & entertainment increased from $1,243 in 2002 to $2,399 in 2003, or a 93% increase, reflecting the concentrated effort of our management to market our services while controlling costs and expenses.

         General and administrative expenses increased from $13,872 in 2002 to $47,490 in 2003 or a 242% increase. Changes in the major components of general and administrative expenses from the three months ended September 30, 2002 and September 30, 2003 were from expenses incurred for the change in our infrastructure to assist in our growth for the third and fourth quarters. These changes allowed for additional client customer service and market penetration for our existing clients.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

         For the nine months ended September 30, 2003 we incurred a net loss of $287,095. Of this loss, $127,989 did not represent the use of cash. These consist of depreciation ($4,656) and services donated by our officers ($9,000), as well as expensing of prepaid consulting expenses ($88,666) and prepaid salary for our CEO ($25,667), the last two of which resulted from the issuance of our common stock. Changes in accounts receivable, prepaid and other expenses, and bank overdraft, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash provided by operations to $8,809. Additionally we used $14,488 to purchase computer equipment, software and office equipment during this period.

         Our average monthly revenue for each of the four quarters of 2002 was $28,500, $33,200, $39,500, and $54,500, respectively, and has increased to a monthly average of $87,986, $92,306 and $73,654 for the first, second and third quarters of 2003, respectively. This increase in our average monthly revenues and business activity increase in recent months is a result of our flexible staffing employees increasing from 42 during the three months ended September 2002 to 149 for the nine months ended September 30, 2003.

         We expect our operating expenses to increase significantly in the near future as we attempt to build our brand and expand our customer base. We hope our expenses will be funded from operations and short-term loans from officers, shareholders or others; however, our operations may not provide such funds and we may not be able obtain short-term loans from officers, shareholders or others. Our officers and shareholders are under no obligation to provide additional loans to us.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

         For the three months ended September 30, 2003 we incurred a net loss of $168,195. Of this loss, $48,200 did not represent the use of cash. These consist of depreciation ($2,325) and services donated by our officers ($3,000), as well as expensing of prepaid consulting expenses ($33,250) and prepaid salary for our CEO ($9,625), the last two of which resulted from the issuance of our common stock. Changes in accounts receivable, prepaid and other expenses, and bank overdraft, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash provided by operations to $17,311.

         During the three months ended September 30, 2003, we borrowed an additional $5,000 on our $50,000 line of credit from Mercantile Bank, bringing to the amount we have drawn down to $26,000, therefore, we $24,000 remaining available to us. The line of credit is payable on demand, with interest at the rate of 3% above Mercantile Bank's prime rate (their current prime rate is 4.0%) per annum, payable monthly. The line of credit is secured by Resolve's general credit and is personally guaranteed by William A. Brown, the Company's executive vice-president.

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, Resolve carried out an evaluation of the effectiveness of the design and operation of Resolve's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of Resolve's management, including Resolve's Chief Financial Officer, who concluded that Resolve's disclosure controls and procedures are effective. There have been no significant changes in Resolve's internal controls or in other factors, which could significantly affect internal controls subsequent to the date RESOLVE carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Resolve's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Resolve's reports filed under the Exchange Act is accumulated and communicated to management, including Resolve's Chief Financial Officer, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         In October, 2003, we issued 21,000 shares of our common stock to three employees of our Company. The shares were issued pursuant to Section 4(2) of the Securities Act.

         In October, 2003, we issued 15,000 shares of our common stock to a director of our Company. The shares were issued pursuant to Section 4(2) of the Securities Act.

         In October, 2003, we issued 2,500 shares of our common stock to an unrelated individual, for her agreement in extending the maturity date of a promissory note we own to her. The shares were issued pursuant to Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 31.1 Certification by Wanda D. Dearth, Chief Executive Officer pursuant to 18 U.S.C.
                                    Section 1350, as adopted pursuant to Section
                                    302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2 Certification by Michael Knox, Chief Financial Officer pursuant to 18 U.S.C.
                                    Section 1350, as adopted pursuant to Section
                                    302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1 Certification by Wanda D. Dearth, Chief Executive Officer pursuant to 18 U.S.C.
                                    Section 1350, as adopted pursuant to Section
                                    906 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.2 Certification by Michael Knox, Chief Financial Officer pursuant to 18 U.S.C.
                                    Section 1350, as adopted pursuant to Section
                                    906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

DATE                               EVENT(S) REPORTED

September 26, 2003                 Change in registrant's certifying accountant.

                                   SIGNATURES

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RESOLVE STAFFING, INC.



Dated:  November 19, 2003                   /s/ Wanda D. Dearth
                                            ------------------------------------
                                            By: Wanda D. Dearth
                                            Chief Executive Officer (principal
                                            executive officer), director

                                            /s/ Donald E. Quarterman, Jr.
Dated:  November 19, 2003                   ------------------------------------
                                            By: Donald E. Quarterman, Jr.
                                            President, Director

Dated:  November 19, 2003                   /s/ Michael Knox
                                            ------------------------------------
                                            By: Michael Knox
                                            Chief Financial Officer (principal
                                            accounting officer)