Form 10KSB
period 2003-12-31
RESOLVE STAFFING INC
filed 2004-06-04
CIK 1106207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED DECEMBER 31, 2003.

                                   000-29485
                             Commission File Number

                             RESOLVE STAFFING, INC.

                 (Name of small business issuer in its charter)



          Nevada                                                 33-0850639
          -------                                                ----------
State or other jurisdiction                                     IRS Employer
      of incorporation                                       Identification No.


        105 North Falkenburg Road, Tampa, Florida 33619, (813) 662-0074
         (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

The registrant's revenues for the year ended December 31, 2003 were $1,105,798.

The market value of the common stock held by non-affiliates cannot be estimated since there is no market for the company's shares.

As of April 8, 2004, the registrant had 6,974,582 shares of common stock, par value $.0001 per share, outstanding.

             CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

The following information includes statements that are forward looking in nature. The accuracy of such statements depends on a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under "Business - Factors Influencing Future Results and Accuracy of Forward-Looking Statements" included in PART I of this report and Management's Discussion and Analysis of Financial Conditions and Results of Operations. When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, and actual results could differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-KSB.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(A) DEVELOPMENT OF BUSINESS

      Resolve Staffing, Inc. ("Resolve" or the "Company) was organized under the laws of the State of Nevada on April 9, 1998. We are engaged in providing temporary staffing services focusing on the professional, clerical, administrative and light industrial staffing market in West Central Florida.

      On September 27, 2001, Work Holdings LLC, a limited liability company controlled by Rene Morissette and William A. Brown, acquired 97.4% of our outstanding common stock, and in November 2001, entered into an agreement to acquire Integra Staffing, Inc. ("Integra") for 50,000 shares of our common stock. Work Holdings LLC was our parent prior to the acquisition of Integra.

      Integra was organized on August 16, 1999 in the State of Florida and was engaged in human resource and temporary staffing. We acquired all of the outstanding capital stock of Integra on December 12, 2001 in exchange for 50,000 shares of our common stock. At the time of the exchange, the 50,000 shares represented 60% of our outstanding common stock. The staffing business acquired in the Integra transaction, which is a subsidiary, is the core of our business at the present time.

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

      We do not currently have any agreements to acquire any company.

      While we may prefer to structure potential acquisitions in the form of a stock for stock exchange, we may acquire private companies for a combination of cash and stock. We currently do not have the cash reserves to effect an acquisition, although we would consider entering into some type of financing arrangement to secure the cash needed to effect an acquisition. Since we currently do not have any signed acquisition or financing agreements, the terms of any such acquisition or financing would be speculative. There can be no assurance that required financing will be available on acceptable terms. The principal factors that would effect whether a transaction is solely for stock or a combination of stock and cash are the tax and financial objectives of the prospective sellers. Three major factors in being able to acquire private companies are (1) workers compensation insurance coverage, (2) financing, and
(3) an exit strategy for owners of these private companies. We have secured or workers compensation insurance with a major carrier with an excellent modification rate, and are poised to add additional staffing employees cost effectively. Although, except as described above, we have not actively attempted to attract or negotiate with acquisition candidates, we will attempt to secure temporary and permanent financing for the initial cash requirement of a limited number of acquisitions. Management further believes that negotiations with prospective target companies would be most effective once the Company's stock has a public market, of which there is no assurance. Management believes that private companies may be acquired using future payout and not require significant current cash outlay. Any such acquisition may require the issuance of large number of shares of common or preferred stock, which would have a dilutive effect on current shareholders. We do not anticipate that an acquisition of other staffing companies, if any, would result in a change in our control. However, since we cannot predict what the terms of any future acquisition, if any, there could exist a situation in which an acquisition might effect a change of control of our Company. If a change of control should occur, our current management may not be able to implement our current business plan, which could result in a new business plan by the new owners, which business plan may differ or completely deviate from our business plan. Upon a change of control, no assurances can be made of the future direction of our Company. The Company has no intention of becoming a "blank check" company, as defined in Rule 419 of the 1933 Securities Act.

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


(B) BUSINESS OF ISSUER

                                    GENERAL

      The Company is engaged in providing human resource services (which include recruiting, training, and placement of temporary personnel) focusing on the professional, clerical, administrative and light industrial staffing market in West Central Florida.

      As of April 30, 2004 we had 57 employees, of whom 53 were flexible staffing personnel and 4 were employed in sales, administrative and management capacities. During the three months ended March 31, 2004, we placed approximately 120 flexible staffing personnel into positions within the Tampa, Florida area. We have approximately 20 clients.

      Staffing companies such as ours provide one or more of three basic services to clients: (i) flexible staffing; (ii) placement and search; and (iii) outplacement services. The North American staffing market is estimated to range between $80 billion (per Deutsche Bank Securities Inc.) and $97 billion according to Staffing Industry Analysts, Inc. in 2002. This market includes temporary staffing, permanent placement and other services similar to the Company's for a variety of skills. Also see Development of Business, above.

                                COMPANY SERVICES

      Our Integra subsidiary focuses on meeting our clients' flexible staffing needs, targeting opportunities in a fragmented; growing market that we believe has been under-served by large, full-service staffing companies. Significant benefits of Integra's services to clients include providing the ability to outsource the recruiting and many logistical aspects of their staffing needs, as well as converting the fixed cost of employees to the variable cost of outsourced services. A summary of our Payroll Administration Services and Aggregation of Statutory and Non-Statutory Employee Benefits Services are as follows:

      - PAYROLL ADMINISTRATION SERVICES: We assume responsibility for our Integra service employees for payroll and attendant record-keeping, payroll tax deposits, payroll tax reporting, and all federal, state, payroll tax reports (including 941s, 940s, W-2s, W-3s, W-4s and W-5s), state unemployment taxes, employee file maintenance, unemployment claims and monitoring and responding to changing regulatory requirements.

      - AGGREGATION OF STATUTORY AND NON-STATUTORY  EMPLOYEE BENEFITS  SERVICES:
We provide workers' compensation and unemployment insurance to our service employees. Workers' compensation is a state-mandated comprehensive insurance program that requires employers to fund medical expenses, lost wages, and other costs that result from work related injuries and illnesses, regardless of fault and without any co-payment by the employee. Unemployment insurance is an insurance tax imposed by both federal and state governments. Our human resources and claims administration departments monitor and review workers' compensation for loss control purposes.

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

      Many of our clients are concentrated geographically in western Florida; however we are not dependent on any one customer in any of the markets we serve.

      We  consider  our  operations,   as  we've   described  them  herein,   as
concentrated within one dominant industry and geographic segment.

                                   COMPETITION

      We compete with many small providers in addition to several large public companies, including Ablest, Inc., Spherion, Adecco, S.A., Kelly Services, Inc., Manpower, Inc., and others. There are limited barriers to entry and new competitors frequently enter the market. Although a large percentage of flexible staffing providers are locally operated with fewer than five offices, most of the large public companies have significantly greater marketing, financial and other resources than us. We believe that by focusing primarily on customer service, we enjoy a competitive advantage over many of our competitors that attempt to provide a broader range of staffing services. We also believe that by targeting regional and local companies, rather than the national companies that are generally being pursued by our competitors; we can gain certain competitive advantages.

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

      We assume the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to our employees. Payroll taxes for the forth quarter of 2003 were past due in the amount of $71,453.40 at December 31, 2003, and an arrangement was made with the IRS whereby this liability was paid in full in January 2004.

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

ITEM 2. DESCRIPTION OF PROPERTY.

      We entered into a lease on June 19, 2002, effective July 8, 2002, for 1,056 square feet of office space, housing our operating offices, pursuant to a three-year lease with Tampa Associates, A Georgia Partnership, an unaffiliated party. The lease expires June 30, 2005. The monthly rental is $1,106 per month, plus escalations for increases in real estate taxes and common charges.

      Our offices are adequate for our present level of operations. In the future we will need additional facilities in which to centralize our accounting, training, human resource, risk management and executive work activities. We anticipate that we will require larger scale data processing and network communication capabilities, which will be needed in order to facilitate the assimilation of acquired companies into our methods of operating and accounting standards, and to provide customers state-of-the-art service and support.

ITEM 3. LEGAL PROCEEDINGS.

      On December 26, 2003 our then Chief Executive Officer, Ms. Wanda Dearth was terminated. On February 6, 2004, Ms. Dearth filed a complaint against us in Hillsborough County, Florida for breach of her employment contract and is claiming $305,000, plus certain indeterminate costs and fees. Our management and its counsel have carefully reviewed the claim, and the facts and circumstances surrounding its assertion, and have concluded that there is no basis for the claim and that the Company will likely prevail. However, a legal process will likely occur. We have currently filed an answer denying any wrongdoing and we have stated several counterclaims. The case is currently in its early stages involving the litigation discovery process. While we do not believe that it is probable that this matter will have a material adverse affect on the Company, no assurances can be given at this early stage of the process.

      While we are aware of no other legal proceedings, we may become involved in other lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result may arise that may harm our business


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                            MARKET FOR COMMON EQUITY

      There is currently no public market for our shares of common stock. A broker dealer has filed a form 15-c211, the application for listing on the bulletin board of the NASD, to make a market in our common stock. The company is currently addressing comments from the NASD to finalize the application.

      As of April 8, 2004, management believes there to be approximately 82 holders of record of our common stock. To date, we have not paid any dividends on our common stock. We do not currently intend to pay dividends in the future. We are prohibited from declaring or paying dividends while certain debentures or warrants are outstanding.

                    RECENT SALES OF UNREGISTERED SECURITIES

On December 29, 2003, Resolve pledged 2,000,000 shares of common stock as collateral for a Line of Credit to ELS, Inc. ELS, Inc. is a company owned by Ronald Heineman.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The financial information set forth in the following discussion should be read in conjunction with the Company's audited financial statements and notes included herein under Item 7 of Part II. The results described below are not necessarily indicative of the results to be expected in any future period.
Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking information based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.

RESULTS OF OPERATIONS

COMPARISON OF CONSOLIDATED OPERATIONS FOR YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002.

      Service revenues for the year ended December 31, 2002 compared to 2003 increased from $467,911 to $1,105,798, a 136% increase, reflecting an increase in business recovery and our aggressive marketing efforts. This growth is also attributable to growth with our existing clients.

      Cost of services increased from $353,097 in 2002 to $835,550 in 2003, an increase of 137% from the prior year. This increase is consistent with our 136% increase in revenues, accordingly our gross margin in 2003 remain consistent with 2002 at 24%.

      Legal and professional expense increased from $135,701 in 2002 to $261,813 in 2003 or a 93% increase. The increase is attributed to an increase in consulting expenses, associated with a one-year agreement with Pinnacle Corporate Service, LLC who is engaged to assist management with (a) preparation of financial, strategic and business plans, (b) recruiting management and members of the board of directors, (c) implementation of short and long-term strategic planning and business development initiatives, and (d) other general business matters.

      Salaries and benefits increased from $194,924 in 2002 to $219,648 in 2003,
or  a  13%  increase,   primarily  attributed  to  increases  in  administrative
compensation and additional staff.

      Administrative expenses increased from $62,483 in 2002 to $106,585, in 2003 or a 71% increase. Changes in the major components of general and administrative expenses for the years ended December 31, 2002 to December 31, 2003 were from expenses incurred for the change in our infrastructure, consisting of upgrading our computer system to assist in our growth. These changes allowed for additional client customer service and market penetration for our existing clients. In addition, public company expenses for the year ended December 31, 2003 were approximately $20,000 greater than that incurred for the year ended December 31, 2002.

      Taxes & licenses increased from $8,848 in 2002 to $19,581 in 2003, or a 121% increase, reflecting an increase of costs associated with licensing the company in Nevada as well as Florida.

      Rent expense decreased from $23,743 in 2002 to $13,752 in 2003, or a 42% decrease, reflecting a lower rental cost of our new facilities as well as a reduction of common area maintenance costs compared to the previous leased offices.

      Advertising expense increased slightly from $10,806 in 2002 to $10,833 in 2003, reflecting a decreased level of outside advertising and promotion, while relying more and more on direct customer sales contacts by our sales staff.

      Travel and entertainment increased from $4,103 in 2002 to $8,360 in 2003, or a 104% increase, reflecting the increased effort by our staff to market our services and our CEO attending staffing industry conventions and seminars.

      Interest expense increased from $13,106 in 2002 to $16,249, in 2003 or a 24% increase. The increase was attributable to a Line of Credit established with Mercantile Bank.

      No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $(386,573) for the year ended December 31, 2003 as a result of the matters discussed above. While our revenues increased 136%, and our profit margins remained level, we incurred increases in professional expenses, salaries and administrative costs that caused our 2003 loss to increase from the loss of $(338,184) incurred in 2002. Losses to date can be used to offset future taxable income, assuming the company becomes profitable.

LIQUIDITY AND CAPITAL RESOURCES

      Our financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As reflected in the financial statements, we currently have a working capital deficiency and a stockholder's deficiency of $(190,546) and $(166,253), respectively, as of December 31, 2003. In addition, we have incurred losses from our operations since our inception, and have been dependent upon the financial support of stockholders, management and other related parties. These conditions raise substantial doubt about our ability to continue as a going concern.

      We are currently accessing additional financial resources to support the Company's operations until profitability can be achieved. In addition, we are reviewing a number of strategic alliances and acquisitions that may advance our operations. However, while these strategies are under development, costs and expenses have been substantially curtailed. Ultimately, our ability to continue as a going concern is dependent upon the access of additional capital to support operations and strategic growth strategies. There can be no assurance that we will be successful in these efforts. The financial statements do not reflect any adjustments that may arise as a result of this uncertainty.

      For the year ended December 31, 2003 we incurred a net loss of $(386,573). Of this loss, $232,191 did not represent the use of cash. Non-cash expenditures consisted of depreciation ($6,455), services donated by our officers ($12,000) and stock issuances for services provided to the company ($213,736). Changes in accounts receivable, prepaid and other expenses, and bank overdraft, along with decreases in accounts payable, payroll, salary, and other accruals brought the total cash used by operations to $29,176. Additionally we used $16,381 to purchase computer equipment, software and office equipment during this period.

      Our average monthly revenue for each of the four quarters of 2002 was $28,500, $33,200, $39,500, and $54,500, respectively, and has increased to a monthly average of $87,986, $92,306, 73,654 and $115,224 for the four quarters of 2003, respectively. This increase in our average monthly revenues and business activity increase in recent months is a result of our flexible staffing employees increasing from 42 during 2002 to 149 as of December 31, 2003.

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

                         OFF BALANCE SHEET ARRANGEMENTS

      On June 14, 2002, we entered into a lease agreement for approximately 1,056 square feet of office space pursuant to a three-year lease with an unrelated landlord, expiring June 30, 2005 at $1,106 per month. We have the option to renew the lease for two successive terms under the same terms and conditions as the original lease.

The future noncancellable lease payments under this lease are as follows:

     2004                                $     13,272
     2005                                       6,636
                                         ------------
       Total                             $     19,908
                                         ============


                                  RISK FACTORS

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

WE HAVE LOST MONEY IN EACH QUARTER SINCE INCEPTION. WE EXPECT FUTURE LOSSES AND MAY NEVER BECOME PROFITABLE.

We have incurred net losses from operations in each quarter since inception. Our net loss for the fiscal year ended December 31, 2003 was $386,573 and as of December 31, 2003 had an accumulated deficit of $1,132,160. We expect to continue to incur losses for the foreseeable future. We expect to increase significantly our operating expenses in the near future as we attempt to build our brand, expand our customer base and make acquisitions. To become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability.

UNLESS WE FIND A NEW WORKING CAPITAL FUNDING SOURCE, WE RISK LOSING EMPLOYEES, CUSTOMERS AND WORKERS' COMPENSATION COVERAGE

We pay our flexible staffing employees on a weekly basis. However, on average, we receive payment for these services from our customers 30 to 60 days after the date of invoice. As we establish or acquire new offices, or as we expand existing offices, we will have increasing requirements for cash to fund these payroll obligations. Our primary sources of working capital funds for payroll related and workers' compensation expenditures have been loans or private placements of securities to individuals, including certain of our shareholders. If we do not obtain an institutional financing source and we are unable to secure alternative financing on acceptable terms, we will lose employees, customers, and may be unable to pay payroll related premiums.

WE ARE SUBJECT TO GOVERNMENT REGULATIONS AND ANY CHANGE IN THESE REGULATIONS, OR THE POSSIBLERETROACTIVE APPLICATION OF THESE REGULATIONS COULD RESULT IN ADDITIONAL TAX LIABILITY

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

We are required to pay a number of federal and state payroll taxes and related payroll costs, including unemployment taxes, workers' compensation insurance premiums and claims, Social Security, and Medicare, among others, for our employees. We also incur costs related to providing additional benefits to our employees, such as insurance premiums for health care. Health insurance premiums, unemployment taxes and workers' compensation insurance premiums and costs are significant to our operating results, and are determined, in part, by our claims experience. We attempt to increase fees charged to our customers to offset any increase in these costs, but we may be unable to do so or we may lose customers if we do. If the federal or state legislatures adopt laws specifying additional benefits for temporary workers, demand for our services may be adversely affected. In addition, workers' compensation expenses are based on our actual claims experiences in each state and our actual aggregate workers' compensation costs may exceed estimates.

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

Our officers, directors and stockholders with greater than 5% holdings will, in the aggregate, beneficially own approximately 80% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

THERE IS NO CURRENT TRADING MARKET FOR OUR SECURITIES. WITHOUT A TRADING MARKET, PURCHASERS OF THE SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES

There is currently no established public trading market for our securities. A public trading market in our securities may never develop. If a trading market does develop, it may not be sustained for any significant time. We have applied for admission to quotation of its securities on the OTC Bulletin Board. If for any reason our common stock is not listed on the OTC Bulletin Board or a public trading market does not develop, purchasers of the shares may have difficulty selling their common stock. Additionally, if plans to phase-out the OTC Bulletin Board are implemented, we may not qualify for listing on the proposed Bulletin Board Exchange or any other marketplace, in which event investors may have difficulty buying and selling our securities. We understand that, subject to approval of the Securities and Exchange Commission, the NASDAQ Stock Market intends to phase out the OTC Bulletin Board, and replace it with the BBX. As proposed, the BBX will include an electronic trading system to allow order negotiation and automatic execution. The NASDAQ Stock Market has indicated its belief that the BBX will bring increased speed and reliability to trade execution, as well as improve the overall transparency of the marketplace. Specific criteria for listing on the BBX have not yet been announced, and the BBX may provide for listing criteria which we may not meet. If the OTC Bulletin Board is phased out and we do not meet the criteria established by the BBX, there may be no transparent market on which our securities may be included. In that event, investors may have difficulty buying and selling our securities.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY CAUSE THE PRICE OF OUR STOCK TO DROP

As of March 10, 2004, we had 6,046,069 shares of common stock issued and outstanding. Upon effectiveness of a Registration Statement, 3,656,760 of the shares offered, including the listed shares issuable upon exercise of our warrants and conversion of our debentures, may be sold without restriction. The sale of these shares may cause the market price of our common stock to drop. The issuance of shares upon conversion or exercise of the warrants may result in substantial dilution to the interests of other stockholders.

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

ITEM 7. FINANCIAL STATEMENTS.

                             RESOLVE STAFFING, INC.
           FORM 10-KSB FOR THE YEARLY PERIOD ENDED DECEMBER 31, 2003


                         INDEX TO FINANCIAL STATEMENTS

      Report of Aidman, Piser & Company, P.A.

      Report of Timothy M. Griffiths, C.P.A.

      Consolidated Balance Sheets as of December 31, 2003 and
      December 31, 2002

      Consolidated Statements of Operations for the years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002

      Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Board of Directors and Shareholders
Resolve Staffing, Inc.

We have audited the accompanying consolidated balance sheet of Resolve Staffing, Inc. and Subsidiary (the "Company") as of December 31, 2003 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resolve Staffing, Inc. and subsidiary as of December 31, 2003 and their consolidated results of operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has experienced recurring operating losses, has working capital and stockholders' deficiencies, and is dependent on continued financing from stockholders and outside investors. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ AIDMAN, PISER & COMPANY, P.A.
                                               ---------------------------------

Tampa, Florida
May 19, 2004

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Resolve Staffing, Inc.
Tampa, Florida

I have audited the accompanying consolidated balance sheet of Resolve Staffing, Inc., (formerly Resolve Staffing, Inc.) as of December 31, 2002, and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted the audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Resolve Staffing, Inc. at December 31, 2002, and the result of its operations, its cash flows and stockholders' equity for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                /s/ Timothy M. Griffiths, C.P.A.
                                                --------------------------------


Tampa, Florida
March 22, 2003, except for notes D, E, F and R, which are as of May 14, 2003

                     RESOLVE STAFFING, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

ASSETS                                             2003          2002
                                               -----------   -----------
CURRENT ASSETS:
    Cash and cash equivalents                  $        --   $        --
    Accounts receivable, net of
      allowance for bad debts of
      $4,500 for 2003 and 2002                     116,723        89,674
    Prepaid and other assets                        20,982        82,790
                                               -----------   -----------
        Total current assets                       137,705       172,464
                                               -----------   -----------

PROPERTY AND EQUIPMENT:
    Property and equipment                          44,763        28,382
    Less: Accumulated depriciation                 (20,470)      (14,015)
                                               -----------   -----------
        Net property and equipment                  24,293        14,367
                                               -----------   -----------

TOTAL ASSETS                                   $   161,998   $   186,831
                                               ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities   $    62,987   $    58,033
    Accrued salaries and payroll taxes              92,764        10,803
    Notes payable                                   81,000        40,000
    Debentures payable                                  --        11,150
    Notes payable - related parties                 91,500         7,760
                                               -----------   -----------
        Total current liabilities                  328,251       127,746
                                               -----------   -----------

LONG-TERM LIABILITIES:
     Notes payable - related party                      --        67,000
                                               -----------   -----------
         Total long-term liabilities                    --        67,000
                                               -----------   -----------

COMMITMENTS AND CONTINGENCIES (NOTE H)

STOCKHOLDERS' DEFICIT:
   Common stock, $.0001 par value, 50,000,000
     shares authorized, issued and
     outstanding: 2003 - 6,614,582 shares;
     2002 - 4,821,082 shares                           661           482
   Paid-in capital                                 998,729       737,190
   Unearned stock compensation                     (33,483)           --
   Accumulated deficit                          (1,132,160)     (745,587)
                                               -----------   -----------
             Total stockholders' deficit          (166,253)       (7,915)
                                               -----------   -----------

   TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIT                                     $   161,998   $   186,831
                                               ===========   ===========

                            See accompanying notes.

                     RESOLVE STAFFING, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                        2003          2002
                                                    -----------   -----------

STAFFING SERVICES REVENUE                           $ 1,105,798   $   467,911

COST OF STAFFING SERVICES REVENUE                       835,550       353,097
                                                    -----------   -----------

GROSS PROFIT                                            270,248       114,814

OPERATING EXPENSES:
     Legal and professional fees                        261,813       135,701
     Salaries and benefits                              219,648       194,924
     Administrative expenses                            106,585        62,483
     Taxes and licenses                                  19,581         8,848
     Rent expense                                        13,752        23,743
     Advertising                                         10,833        10,806
     Travel and entertainment                             8,360         4,103
                                                    -----------   -----------
           Total operating expenses                     640,572       440,608
                                                    -----------   -----------

 LOSS FROM OPERATIONS                                  (370,324)     (325,794)

OTHER INCOME (EXPENSE):
      Interest and other income                              --           716
      Interest expense                                  (16,249)      (13,106)
                                                    -----------   -----------
          Other income (expenses), net                  (16,249)      (12,390)
                                                    -----------   -----------

NET LOSS                                            $  (386,573)  $  (338,184)
                                                    ===========   ===========

LOSS PER SHARE
     Basic and diluted                              $      (.07)  $      (.12)
                                                    ===========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES USED IN LOSS PER
SHARE COMPUTATION:

     Basic and diluted                                5,607,969     2,821,424
                                                    ===========   ===========

                            See accompanying notes.

                      RESOLVE STAFFING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS DECEMBER 31, 2003 AND 2002

                                                       2003        2002
                                                    ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $(386,573)  $(338,184)
  Adjustments to reconcile net loss to net cash
  flows from operating activities:
      Stock-based compensation                        213,736          --
      Contributed services                             12,000      82,650
      Depreciation                                      6,455       5,813
      Bad debt expense                                     --       2,700
      Conversion of loans and interest to capital          --         151
      Changes in operating assets and liabilities:
        Accounts receivable                           (27,049)    (62,305)
        Prepaid and other assets                       61,808     (74,473)
      Accounts payable and accrued liabilities          4,954      33,693
      Accrued salaries and payroll taxes               81,961      (6,368)
                                                    ---------   ---------
         Total adjustments                            353,865     (18,139)
                                                    ---------   ---------

  Net cash flows from operating activities            (32,708)   (356,323)
                                                    ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                 (16,381)         --
                                                    ---------   ---------
  Net cash flows from investing activities            (16,381)         --
                                                    ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   (Decrease) increase in bank overdraft                   --       9,712
   Proceeds from insurance financing                       --      93,061
   Repayments of insurance financing                       --     (93,061)
   Proceeds from line of credit                         1,000          --
   Loan from stockholders, net                         56,740     134,760
   Proceeds from sale of common stock                      --      40,000
   Proceeds from note payable                              --      40,000
   Capital contribution                                            22,096
   Proceeds from convertible subordinated notes                   100,000
   Repayments of debenture payable                     (8,651)         --
                                                    ---------   ---------
   Net cash provided by financing activities           49,089     336,856
                                                    ---------   ---------

NET CHANGE IN CASH                                         --     (19,467)

CASH, BEGINNING OF THE PERIOD                              --      19,467
                                                    ---------   ---------

CASH, END OF THE PERIOD                             $      --   $      --
                                                    =========   =========

                             See accompanying notes.

                     RESOLVE STAFFING, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICET
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                         COMMON STOCK                 PAID-IN     UNEARNED STOCK    ACCUMULATED
                                -------------------------------   --------------  --------------   --------------   --------------
                                    SHARES           AMOUNT           CAPITAL      COMPENSATION       DEFICIT            TOTAL
                                --------------   --------------   --------------  --------------   --------------   --------------
BALANCE, DECEMBER 31, 2001              83,347   $            8   $      425,467  $           --   $     (407,403)  $       18,072

Issurance of common stock for
services                                 3,333               --              100              --               --              100

Issuance of common stock in
Conversion of debentures               248,367               25            7,426              --               --            7,451

Donated services                            --               --           82,550              --               --           82,550

Contributed capital by
shareholder                                 --               --           22,096              --               --           22,096

Issuance of common stock for
cash                                 1,000,000              100           39,900                                            40,000

Issuance of common stock for
notes and debt                       4,000,000              400          159,600              --               --          160,000

Cancellation of common stock          (513,965)             (51)              51              --               --               --

Net loss                                    --               --               --              --         (338,184)        (338,184)
                                --------------   --------------   --------------  --------------   --------------   --------------
BALANCE, DECEMBER 31, 2002           4,821,082              482          737,190              --         (745,587)          (7,915)

Issuance of common stock for
services--Consultants                  950,000               95          132,905        (133,000)              --          133,000

Issuance of common stock for
services--Employees                    755,000               76          105,624        (105,700)              --          105,700

Issuance of common stock for
services                                63,500                6            8,513          (8,519)              --            8,519

Conversion of debentures to
common stock                            25,000                2            2,497              --               --            2,499

Donated services                            --               --           12,000              --               --           12,000

Amortization of deferred stock
compensation                                --               --               --         213,736               --          (33,483)

Net loss                                    --               --               --              --         (386,573)        (386,573)
                                --------------   --------------   --------------  --------------   --------------   --------------
BALANCE, DECEMBER 31, 2003           6,614,582   $          661   $      998,729  $      (33,483)  $   (1,132,160)  $     (166,253)
                                ==============   ==============   ==============  ==============   ==============   ==============

                            See accompanying notes.

                     RESOLVE STAFFING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENTS' PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Resolve Staffing, Inc., ("Resolve" or the "Company") was organized under the laws of the State of Nevada on April 9, 1998. Integra Staffing, Inc., ("Integra") is a wholly owned subsidiary that was organized under the laws of the State of Florida on August 16, 1999 (collectively referred to as "Resolve") and acquired in 2001. The Company is engaged in providing human resource services (which include recruiting, training, and placement of temporary personnel) focusing on the professional, clerical, administrative and light industrial staffing market in West Central Florida.

LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a working capital deficiency and a stockholder's deficiency of $190,546 and $166,253, respectively, as of December 31, 2003. In addition, the Company has incurred substantial losses and has been dependent upon the financial support of stockholders, management and other related parties. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

Management is engaged in accessing additional financial resources to support the Company's operations until profitability can be achieved. In addition, management is reviewing a number of strategic alliances and acquisitions that may advance the Companies operations. However, while these strategies are under development, costs and expenses have been substantially curtailed. Ultimately, the Company's ability to continue as a going concern is dependent upon the access of additional capital to support operations and strategic growth strategies. There can be no assurance that management will be successful in these efforts. The financial statements do not reflect any adjustments that may arise as a result of this uncertainty.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Resolve and its wholly owned subsidiary Integra Staffing, Inc. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

Staffing and managed service revenue and the related labor costs and payroll are recorded in the period in which services are performed. Permanent placement revenues are recognized when services provided are substantially completed. Allowances are established to estimate losses due to placed candidates not remaining employed for our guarantee period. The Company follows Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" in the presentation of revenues and expenses. This guidance requires Resolve to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. In situations where Resolve is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the consolidated statements of operations.

                     RESOLVE STAFFING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENTS' PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, Resolve considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.

ACCOUNTS RECEIVABLE

Resolve's trade accounts receivable result from the sale of its services in West Central Florida, and consist primarily of private companies. Resolve uses the allowance method to account for uncollectible accounts. Bad debt expense for the years ended December 31, 2003 and 2002 was $4,500 and $4,500 respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose Resolve to concentrations of credit risk principally of trade receivables.

Resolve's trade accounts receivable result from the sale of its services with customers based in West Central Florida, and consist primarily of private companies. In order to minimize the risk of loss from these private companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyses historical bad debt, customer concentration, customer credit-worthiness, current economic trends and changes in customer payment tendencies when evaluating the allowance for doubtful accounts.

The Company is obligated to pay the salaries, wages and related benefit costs and payroll taxes of worksite employees. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

FINANCIAL INSTRUMENTS

Resolve estimates that the fair value of all financial instruments at December 31, 2003 and 2002 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

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

                     RESOLVE STAFFING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENTS' PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING FOR STOCK-BASED COMPENSATION

      Resolve accounts for and reports its stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), and Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS148). Accordingly, compensation cost for stock options and warrants are measured as the excess, if any, of the fair value of its stock at the date of grant over the stock option exercise price. Resolve accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") Under SFAS No. 123, stock option awards issued to non-employees are accounted for at their fair value on the date issued, where fair value is determined using the Black-Scholes option pricing method.

      There are no differences between historical and pro-forma stock based compensation value.

INCOME TAXES

Resolve records its federal and state income tax liability in accordance with Statement of Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes". Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes, using current tax rates. Deferred tax asset is the expected benefit of a net operating loss carryover and general business credits that are available to offset future income taxes

LOSS PER SHARE

Net loss per share is computed based upon the weighted outstanding shares of the Company's common stock for each period presented. The weighted average number of shares excludes 4,256,600 common stock equivalents, representing warrants and stock options, since the effect of including them would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2003, the FASB issued FASB Interpretation No. 46, "Amended Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and, for interim periods beginning after December 15, 2003, for interests acquired prior to February 1, 2003. The Company does not currently have relationships with entities meeting the criteria set forth in FIN No. 46 and is not required to include any such entities in its financial statements pursuant to the provisions of FIN No. 46.

                     RESOLVE STAFFING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENTS' PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATIONS

Certain amounts in the 2002 financial statements have been reclassified to conform with the presentation in 2003. Such reclassifications are not considered material to the financial statements.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2003 and 2002 is summarized as follows:


                                                 2003       2002
                                               --------   --------
      Computer software                        $ 14,567   $  5,590
      Computers                                  12,425      6,187
      Furniture and fixtures                      5,079      5,079
      Office equipment                           12,692     11,526
                                               --------   --------
                                                 44,763     28,382
      Less, accumulated depreciation            (20,470)   (14,015)
                                               --------   --------
      Net Property and equipment               $ 24,293   $ 14,367
                                               ========   ========

Depreciation expense for the years ended December 31, 2003 and 2002 was $6,455 and $5,813, respectively.

NOTE C - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

CONVERTIBLE DEBENTURES DUE JUNE 30, 2003

On December 6, 2001, Resolve borrowed $11,150 from unrelated individuals secured by a 6% convertible debenture due June 30, 2003. The debentures were convertible into Resolve's $0.0001 par value common stock at $0.10 per share through the debenture's maturity date. There was no beneficial conversion feature present in the instrument on the commitment or issuance date. On June 25, 2003, Resolve paid $8,651 in cash and issued 25,000 shares of its common stock to the holders of the 6% convertible debenture upon conversion of $2,499 principal amount of the debentures; there was no accrued interest.

NOTES PAYABLE

During May and June 2002, the Company obtained loans from an unrelated individual for a total of $40,000. The underlying notes payable bear interest at 12% per annum payable quarterly in arrears and are secured by the accounts receivable of the Company. The maturities were extended to July 3, 2004.

On May 14, 2003, Resolve obtained a $50,000 line of credit from Mercantile Bank, payable on demand, with interest at the rate of 3% above Mercantile Bank's prime rate (their current prime rate is 4%) per annum, payable monthly. The line of credit is secured by Resolve's general credit and is personally guaranteed by William A. Brown, the Company's executive vice-president and majority shareholder. As of December 31, 2003, Resolve has drawn $41,000 on the line of credit, therefore $9,000 remains available.

See Note D--Related Party Balances and Transactions, for information about the Credit Agreement with ELS, Inc.

                     RESOLVE STAFFING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE C - CONVERTIBLE DEBENTURES AND NOTES PAYABLE (CONTINUED)

SUBORDINATED CONVERTIBLE NOTES

The Board of Directors authorized the issue and sale of its 18% Subordinated Convertible Notes ("Notes") due October 1, 2002 in the aggregate principal amount of not more than $250,000. The Notes contained an option for Resolve to extend the maturity date for up to two successive three month periods ending January 1, 2003 and April 1, 2003. The principal amounts of the notes were convertible into shares of Resolve's $0.0001 par value common stock at $2 per share. There was no beneficial conversion feature present on the commitment date or issuance date. As of March 31, 2002, notes were issued in the amount of $100,000. On June 24, 2002, after negotiations with the note holders, the $100,000 in notes were cancelled in exchange for 2,500,000 units, each consisting of one share of common stock and one warrant to purchase a share of common stock at $.15 per share.

NOTE D - RELATED PARTY BALANCES AND TRANSACTIONS

Notes payable--related party represents aggregate borrowings totaling $91,500 to William Brown, the company's executive vice president, and majority shareholder. The underlying notes bear interest at 5% and is due on March 31, 2004. The Company has a verbal agreement to extend the maturity to March 31, 2005.

During 2002, Resolve borrowed $8,000 from Work Holdings, LLC, one of its shareholders. In addition, Work Holdings, LLC paid expenses on behalf of the Company totaling $14,096, which amounts were recorded as expenses in the period paid. On March 31, 2002 the total amount of $22,096 was contributed to the Company.

On December 8, 2003, the Company entered into a non-interest bearing short-term credit agreement with ELS, Inc that provides for borrowings of up to $200,000. ELS, Inc. is a company owned by Ronald Heineman, the Company's Chief Executive Officer. The underlying promissory note is secured by 2,000,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. As of December 31, 2003, there were no borrowings under the agreement. As of May 19, 2004, $137,191 was outstanding under the agreement. Balances due under the credit agreement were originally due May 8, 2004, but the agreement was extended on a month-to-month basis. Also see Note G as it relates to common stock issued to Ronald Heineman under an employment and consulting agreement.

NOTE E - INCOME TAXES

For income tax purposes Resolve has a net operating loss carryover of $701,603 which can be used to offset future federal and state taxable income through 2018. No income tax benefit has been recorded in the accompanying financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

The potential tax benefit of these losses and credits is estimated as follows:

      Future  tax  benefit  of net  operating  losses  $ 245,561   $  69,307
      Valuation allowance                               (245,561)    (69,307)
                                                       ---------   ---------
        Future tax benefit                             $      --   $      --
                                                       =========   =========

At December 31, 2003 and 2002, no deferred tax assets or liabilities were recorded in the accompanying financial statements. The Company's effective tax rate differs from the statutory rates associated with taxing jurisdictions because of changes in the valuation allowance.

                     RESOLVE STAFFING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE F - CASH FLOW SUPPLEMENTAL INFORMATION

Cash paid for interest during the years ended December 31, 2003 and 2002 amounted to $13,186 and $9,991 respectively.

During the year ended December 31, 2003, the following non-cash transactions were recorded:

      1. Resolve's officers waived salaries for services to the Company valued at $12,000.
      2.    Resolve issued  950,000 shares of common stock,  valued at $133,000, to the Pinnacle Corporation in exchange for consulting services.
      3.    Resolve issued 25,000 shares of common stock to debenture holders in exchange for $2,500 in principal amount of debentures at $.10 per share.
      4. Resolve issued 755,000 shares of restricted common stock, valued at $105,700, to officers for compensation.
      5. Resolve issued 63,500 shares of common stock, valued at $8,519 to employees for services.

During the year ended December 31, 2002, the following non-cash transactions were recorded:

      1. Resolve's officers waived salaries for services to Resolve valued at $82,550.
      2. Resolve issued 100 shares of common stock in exchange for services of an unrelated entity.
      3. Resolve issued 248,334 shares of common stock in exchange for the cancellation of 5% debentures in the amount of $7,300 plus accrued interest of $151.
      4. Resolve agreed to immediately register 300,000 shares of common owned by R. Gale Porter, former president of Resolve in exchange for which Mr. Porter agreed to cancel 513,965 shares of common stock and 943,400 warrants.

NOTE G - STOCKHOLDERS' EQUITY

ISSUANCES OF COMMON STOCK

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

On June 24, 2002, Resolve sold 5,000,000 units, each consisting of one share of common stock and one five-year $.15 common stock purchase warrant for $200,000 as follows:

      o 2,500,000 units were issued in exchange for the cancellation of the 18% Subordinated Convertible Notes due October 1, 2002.
      o     1,000,000 units were issued in exchange for $40,000 in cash.
      o During the current period, also approximately $75,000 from officers, directors and shareholders without evidence of promissory notes or interest, of which $60,000 was cancelled in exchange for the issuance of 1,500,000 units.

On February 7, 2003, the Board of Directors approved a one-year agreement with Pinnacle Corporate Services, LLC ("Pinnacle") to provide Resolve with the following services: assistance and/or preparation of financial, strategic and business plans, assist and advise Resolve on recruiting key management talent and members of the board of directors, and provide advise and consult with Resolve concerning management, products and services. According to the agreement, Resolve agreed to issue Pinnacle a total of 950,000 restricted shares of the Company's $.0001 par value common stock as part of the compensation package. Resolve agreed to prepare and file a registration statement on or before May 31, 2003 and register the shares issued to Pinnacle. Resolve issued the 950,000 shares of its common stock to Pinnacle Corporate Services, LLC as partial compensation for a the one-year agreement to provide consulting services and valued the shares at $133,000 representing the market value of such shares based upon recent sales.

On February 7, 2003, Resolve issued 275,000 shares of its common stock valued at $38,500, representing the market value of such shares based upon recent sales, to Wanda D. Dearth, its former Chief Executive Officer in connection with a compensation agreement for her services.

                     RESOLVE STAFFING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE G - STOCKHOLDERS' EQUITY (CONTINUED)


During 2003, Resolve issued 63,500 shares, valued at $8,519, representing the market value of such shares based upon recent sales, of its restricted common stock to unrelated individuals for services with investor relations matters.

As more fully discussed above, on June 25, 2003, the Company issued 25,000 shares of its common stock in exchange for the debentures converted.

On December 29, 2003, Resolve issued 200,000 shares of its restricted common stock to stock to Michael Knox, as partial compensation for a one-year agreement to serve as the Company's Chief Financial Officer valued at $28,000, representing the market value of such shares based upon recent sales, through December 31, 2004.

On December 29, 2003, Resolve issued 280,000 shares of common stock, valued at $39,200, representing the market value of such shares based upon recent sales, to Ronald Heinemen the Company's Chief Executive Officer under an employment contract that also provides for future stock issuances. The stock was and will be issued as follows: 100,000 shares upon execution of the Agreement, plus the first month's compensation of 180,000 shares, and 180,000 shares at each monthly anniversary beginning February 2004. The company is committed to issuing an additional 720,000 shares, under this agreement through May 2004.

On December 29, 2003, Resolve pledged 2,000,000 shares of common stock as collateral for a Line of Credit to ELS, Inc. ELS, Inc. is a company owned by Ronald Heineman.

Compensation and consulting expense related to common stock issuances in February 2003 and December 2003, noted above, are being amortized over the benefited periods. During the year ended December 31, 2003, the Company amortized $213,736. The remaining outstanding amount of $33,483 is carried as a contra account to equity in the accompanying financial statements.

COMMON STOCK WARRANTS

As of December 31, 2003 there were 4,256,600 stock warrants outstanding which are due to expire on June 30, 2007. Each warrant has an exercise price of $.15 per share price. All stock warrants are exercisable.

OTHER

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

During 2002, in consideration for the immediate registration of 300,000 shares of the Company's restricted common shares owned by R. Gale Porter, former president of Resolve, Mr. Porter agreed to contribute back to the Company 513,965 common shares and 743,400 common shares issuable upon conversion of warrants. Additionally, Mr. Porter agreed to subject the 300,000 shares to a lock-up agreement, whereby a maximum of 10,000 shares can be sold per month after 60 days from the time the Company's shares first are listed on an exchange or on an electronic medium that provides real-time trade reporting or 180 days from the time the Company's registration statement is declared effective.

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

On May 28, 2002, Resolve's 2001 Stock Incentive Plan was amended to restore the number of shares which may be issued under the plan to 3,000,000 and to permit the issuance of unrestricted shares. No shares have been issued under this plan.

                     RESOLVE STAFFING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE H - COMMITMENTS AND CONTINGENCIES

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

The future maturities of minimum lease payments under this lease are as follows:

     2004                                    $     13,272
     2005                                           6,636
                                             ------------
       Total                                 $     19,908
                                             ============

LITIGATION

      On December 26, 2003 the Company's then Chief Executive Officer, Ms. Wanda Dearth was terminated. On February 6, 2004, Ms. Dearth filed a complaint against the Company in Hillsborough County, Florida for breach of her employment contract and is claiming $305,000, plus certain indeterminate costs and fees. Management and its counsel have carefully reviewed the claim, and the facts and circumstances surrounding its assertion, and have concluded that there is no basis for the claim and that the Company will likely prevail. However, a legal process will likely occur. The Company has currently filed an answer denying any wrongdoing and we have stated several counterclaims. The case is currently in its early stages involving the litigation discovery process. While we do not believe that it is probably that this matter will have a material adverse affect on the Company, no assurances can be given at this early stage of the process.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On September 24, 2003, the Company dismissed Timothy M. Griffiths ("Griffiths") as the Company's principal independent accountant. On September 24, 2003, the Company engaged Aidman, Piser & Company, P.A. as its principal independent accountant. The action to engage Aidman, Piser & Company, P.A. was taken upon the majority approval of the Board of Directors of the Company.

      The Company engaged Griffiths on March 1, 2002. During the last two fiscal years ended December 31, 2002 and December 31, 2001 and through September 24, 2003, there were no disagreements between the Company and Griffiths on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Griffiths would have caused Griffiths to make reference to the matter in his reports on the Company's financial statements. During the last two most recent fiscal years ended December 31, 2002 and December 31, 2001 and through September 24, 2003, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

      During the two most recent fiscal years and through September 24, 2003, the Company has not consulted with Aidman, Piser & Company, P.A. regarding either:

      1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Aidman, Piser & Company, P.A. concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

      2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

      The Company requested that Griffiths furnish it with a letter addressed to the Securities and Exchange Commission stating whether he agrees with the above statements. A copy of such letter, dated September 25, 2003, was filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on September 26, 2003.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

      As of December 31, 2003, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal
Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

      There were no changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


NAME                    AGE      POSITION
----                    ---      --------

Ronald Heineman         46       Chief Executive Officer and Director

Donald E. Quarterman    35       President, Chief Operating Officer and Director

Michael Knox            45       Chief Financial Officer

William A. Brown        46       Executive Vice-President and Director

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified. Mark and Gail Binder are husband and wife and the parents of Ian Binder.

RONALD HEINEMAN. Ron Heineman is the President & CEO of ELS, Human Resource Solutions. ELS is a professional employer organization (PEO) operating in 28 states. Prior to this, Mr. Heineman was Corporate, Vice President, Human Resources for Frisch's Restaurants, Inc. a large publicly held restaurant chain operating Big Boy, Golden Corral, Roy Rogers Restaurants and several large Hotels. Mr. Heineman was responsible for attaining results in the areas of Employment, Training, Benefits, Loss Prevention and Government Compliance. Mr. Heineman was employed with Frisch's for 23 years.

DONALD E. QUARTERMAN. Mr. Quarterman joined us as President, Chief Operating Officer and director December 4, 2002. Mr. Quarterman brings with him over 7 years of staffing industry experience in venture capital, mergers and acquisitions, and strategic consulting. Mr. Quarterman is a Managing Partner and co-founder of Pinnacle Corporate Services, LLC, a business consulting firm that works with emerging growth companies in the areas of business and strategic planning, business development strategies, and executive and director recruitment, since August 2001. From 1997 to 2000, Mr. Quarterman was Director of Operations for Catalyst Ventures, an Investment Banking firm located in Tampa, Florida. From 1993 to 1997, Mr. Quarterman was a Vice President at Geneva Corporate Finance, one of the largest middle-market merger and acquisition firms in the United States. Mr. Quarterman earned an MBA degree, with a concentration in Finance and Entrepreneurship, from the University of South Florida.

MICHAEL KNOX. Michael Knox is a Certified Public Accountant in the State of Florida and is a Certified Valuation Analysts. He has worked in public and private accounting for more than fifteen years. While in public accounting Mr. Knox performed various accounting services; SEC filings, tax preparation, tax planning, business consulting, business valuation, and auditing.

WILLIAM A. BROWN. Mr. Brown joined Resolve Staffing, Inc as Vice-President and director on December 4, 2002. From October 2001 to April 2002, Mr. Brown was President of Integra Staffing, Inc., our predecessor company, and prior to that as an investor. After the acquisition of Integra Staffing, Inc. by Resolve, Mr. Brown continued to be involved as an investor and major shareholder. Mr. Brown is founder and President of J. B. Carrie Properties, Inc., a real estate management and development company which was organized in 1988. Mr. Brown is also involved in the senior assisted living business managing 3 facilities in the state of Florida. Mr. Brown graduated from Florida State University with a degree in Sociology.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of our equity securities pursuant to Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain compensation paid or accrued by us to certain of our executive officers during fiscal years ended 2003, 2002 and 2001. Summary Compensation Table


                                                                                 Other
                                                                   Annual      Restricted     Options        LTIP
  Name & Principal                     Salary        Bonus         Compen-        Stock         SARs        Payouts      All Other
      Position             Year          ($)           ($)        sation ($)    Awards ($)      (#)(1)        ($)       Compensation
---------------------  -----------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
M. Richard Cutler,        2001 (1)             0             0             0             0             0             0             0
President
                       -----------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Rene Morissette,          2001 (2)           750             0             0             0             0             0             0
President
                       -----------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Charles Lincoln,          2001 (3)             0             0             0             0             0             0             0
CEO                       2002 (3)             0             0             0             0             0             0             0
                       -----------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
R. Gale Porter,           2002 (4)        37,450             0             0             0             0             0             0
President
                       -----------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Donald E. Quarterman,     2002 (5)         3,000             0             0             0             0             0             0
President                 2003 (5)             0             0             0             0             0             0             0
                       -----------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Wanda Dearth,             2003 (6)        72,720             0             0        38,500             0             0             0
CEO
---------------------  -----------  ------------  ------------  ------------  ------------  ------------  ------------  ------------

(1)   For the period January 1, 2001 to September 27, 2001.
(2)   For the period September 27, 2001 to December 12, 2001.
(3)   For the period December 12, 2001 to March 18, 2002.
(4)   For the period March 18, 2002 to October 23, 2002.
(5)   For the period December 4, 2002 to February 7, 2003.
(6)   For the period February 7, 2003 to December 26, 2003.

OPTIONS

No options were exercised or granted during the last fiscal year.

There were no long-term incentive plans or rewards made in fiscal 2003.

EMPLOYMENT AGREEMENTS

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT.

As of April 8, 2004, there were 6,974,582 shares of common stock, par value $0.001 outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 8, 2004:

      -     all directors
      - each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding common stock
      -     each executive officer named in the Summary Compensation Table
      -     all directors and executive officers as a group

The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly), shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.

Title of Class    Name and Address                 Amount of        Percent of
                  of Beneficial Owner              Beneficial         Class
                                                   Ownership           (1)

Common Stock      Ronald Heineman                    640,000 (2)       9.2%
                  c/o Resolve Staffing, Inc.
                  105 North Falkenburg Road
                  Tampa, Florida 33619

Common Stock      Don Quarterman                     950,000 (3)      13.6%
                  c/o Resolve Staffing, Inc.
                  105 North Falkenburg Road
                  Tampa, Florida 33619

Common Stock      Michael Knox                       200,000           2.9%
                  c/o Resolve Staffing, Inc.
                  105 North Falkenburg Road
                  Tampa, Florida 33619

Common Stock      William Brown                    2,787,542 (4)        40%
                  c/o Resolve Staffing, Inc.
                  105 North Falkenburg Road
                  Tampa, Florida 33619

Common Stock      Shares of all directors and      4,577,542          65.7%
                  executive officers as a
                  group (4 persons)

Common Stock      Global Partners LLC                580,228           8.3%
                  3314 W. Palmetto Street
                  Tampa, Florida 33607


* Represents less than 1%

(1) Based on 6,974,582 shares of common stock currently outstanding.

(2) Does not include 2,000,000 shares pledged to Employee Leasing Services, Inc., of which Mr. Heineman is President and majority shareholder, to secure a line of credit.

(3) Represents 950,000 shares owned by Pinnacle Corporate Services, LLC, of which Mr. Quarterman is a managing partner.

(4) Includes 2,334,135 shares owned by the William A. Brown Family Trust, of which Mr. Brown is trustee, 2,000 shares owned by his wife, Christina Brown and 478,967 shares owned by Work Holdings LLC, of which Mr. Brown is the majority owner. This amount also includes 2,267,300 warrants owned by the William A. Brown Family Trust and 1,163,500 warrants owned by Work Holdings, LLC.

STOCK OPTION AND INCENTIVE PLANS

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

On May 28, 2002, Resolve's 2001 Stock Incentive Plan was amended to restore the number of shares which may be issued under the plan to 3,000,000 and to permit the issuance of unrestricted shares. No shares have been issued under this plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our business activities were organized by Mr. R. Gale Porter, our former president, Mr. Cristino Perez, our former CFO, Mr. William A. Brown and Mr. Venancio Pardo, who are deemed to be promoters of our Company.

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

         Name                                         Number of Shares
         --------------------------------------       ----------------
         R. Gale Porter                               53,065
         William A. Brown Family Trust                54,151
         Global Partners LLC for the benefit
            of Venancio Pardo                         22,202
         For the benefit of Cristino Perez'
            spouse                                    27,218

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

The consideration we received from officers and directors for the issuance of 917,400 was as follows:

                                    Number of    Consideration
  Name                               Units        Received
  -------------------------------  -----------  --------------------------------

  Cristino L. Perez                   34,400    $1,376

  Global Partners LLC for the
    benefit of Mr. Perez' spouse     883,000    The proportional share of a cash
                                                payment  of   $18,288, the
                                                cancellation of Notes of
                                                $16,252 and $20,000 of debt on
                                                total purchases of 1,363,500
                                                units.

The consideration we received from our 10% or more shareholders for 4,325,600 units was as follows:

                                             Number of    Consideration
  Name                                       Units        Received
  ----------------------------------------  ---------   ------------------------
   William A. Brown Family                  1,517,300   Cancellation of $60,692
      Limited Partnership                               of Notes

   R. Gale Porter                           1,493,400   Cancellation of $19,736
                                                        of Notes and $40,000 of
                                                        debt

   Venancio Pardo                               9,400   $    376.00

   Global Partners LLC for the benefit of:
      Venancio Pardo                          255,000   $  3,420.20
      Cristino L. Perez' spouse               883,000   $ 11,843.27
      Fiero Partners                          167,500   $    777.93

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

Mr. Venancio Pardo's adult daughter, who shares her parents' residence, purchased a 6% convertible debenture due June 30, 2003 from Resolve, which entitles her to convert such debenture into 1,000 shares of Resolve's common stock. In addition, she is the sole owner of ICBM Corporation and its subsidiary 1Mundo, Inc. ICBM Corporation and 1Mundo, Inc. each purchased a 6% convertible debenture due June 30, 2003 from Resolve, which entitles them to convert such debentures into 1,000 shares of Resolve's common stock. On June 30, 2003, we repaid the convertible debentures, plus accrued interest, held by Mr. Venancio Pardo's adult daughter, ICBM Corporation and 1Mundo, Inc.

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

On May 14, 2003, we secured a $50,000 line of credit from Mercantile Bank, payable on demand, with interest at the rate of 3% above Mercantile Bank's prime rate (currently 4%) per annum, payable monthly. The line of credit is secured by our general credit and is personally guaranteed by Mr. William A. Brown, our Executive Vice-President. On May 29, 2003, we drew down $7,000 for payroll and on June 26, 2003, we drew down $14,000 for payroll and to pay the convertible debentures due June 30, 2003. As of December 31, 2003, we have drawn down $41,000, while $9,000 remains available to us.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

We filed the following reports on Form 8-K during our fourth quarter of 2003:

Form 8-K, September 26, 2003, Item 4 - Reporting the dismissal of Timothy M. Griffiths, CPA as the Company's auditor and the appointment of Aidman, Piser & Company, P.A., as the Company's new auditors.

EXHIBITS

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

10.8  Note Extension of Barbara Green dated February 3, 2003 (8)

10.9 Employment Agreement Letter between the Company and Wanda Dearth dated February 7, 2003. (8)

10.10 Promissory Note with William A. Brown (8)

10.11 Revolving line of credit agreement between the Company and Mercantile Bank
      (9)

10.12 Note Extension of Barbara Green dated May 3, 2003 (9)

10.13 Consulting Agreement between the Company and Pinnacle (10)

10.14 Note Extension of Barbara Green, dated June 3, 2003 (10)

10.15 Amended Consulting Agreement between the Company and Pinnacle

16.1  Letter  dated March 5, 2002,  from Haskell & White LLP,  Certified  Public
      Accountants   to   the   Registrant   regarding   change   of   certifying
      accountant.(4)

16.2 Letter dated March 5, 2002, from Haskell & White LLP, Certified Public Accountants regarding agreement with comments in Form 8-K (4)

21    List of Subsidiaries - Integra Staffing, Inc. (Florida) 100% (7)

31.1  Certification  by  Chief  Executive  Officer  pursuant  to  Sarbanes-Oxley
      Section 302.

31.2  Certification  by  Chief  Financial  Officer  pursuant  to  Sarbanes-Oxley
      Section 302.

32.1  Certification  by Chief Executive  Officer  pursuant to 18 U.S. C. Section
      1350.

32.2  Certification  by Chief Financial  Officer  pursuant to 18 U.S. C. Section
      1350.

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

(6) Filed with the initial filing of the Registration Statement on Form SB-2 on July 29, 2002.

(7) Filed with Amendment No. 1 to this Registration Statement on December 23, 2002.

(8) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 2002 and filed with the Commission

(9) Filed as an exhibit to the Company's Form 10-KSB/A for the year ended December 31, 2002 and filed with the Commission

(10) Filed with Amendment No. 4 to this Registration Statement on June 30, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Resolve Staffing, Inc., a Nevada Corporation




           Dated: April [  ], 2004              By: /s/ Ronald Heineman
                                                    ----------------------------
                                                    Ronald Heineman
                                                    Chief Executive Officer

           Dated: April [  ], 2004              By: /s/ Michael Knox
                                                    ----------------------------
                                                    Michael Knox
                                                    Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                               DATE




/s/Ronald Heineman               Chief Executive Officer          April [], 2004
-------------------------        and Director
Ronald Heineman

/s/Don Quarterman                President and Director           April [], 2004
-------------------------
Don Quarterman

/s/William Brown                 Director                         April [], 2004
-------------------------
William Brown