Form 10QSB
period 2004-03-31
RESOLVE STAFFING INC
filed 2004-06-28
CIK 1106207

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

      |_|   Transition report under Section 13 or 15(d) of the Exchange Act

             For the transition period from __________ to __________

                         Commission File Number 0-29485

                             RESOLVE STAFFING, INC.
                           --------------------------

        (Exact Name of Small Business Issuer as Specified in Its Charter)

                                     NEVADA

                       -----------------------------------
                         (State or Other Jurisdiction of
                         Incorporation or Organization)


                                   33-0850639
                        (IRS Employer Identification No.)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 18, 2004, there were outstanding 8,974,582 shares of common stock, par value $0.0001, and no shares of preferred stock.

                             RESOLVE STAFFING, INC.
            FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

         Consolidated balance sheets as of March 31, 2004 (unaudited) and
         December 31, 2003                                                                                 3

         Consolidated statements of operations for the three months
         ended March 31, 2004 and 2003 (unaudited)                                                         4

         Consolidated  statements of cash flows for the three months ended March
         31, 2004 and 2003 (unaudited)                                                                     5

         Consolidated  statement of stockholders' equity (deficit) for the three months ended March 31, 2004 (unaudited) and the year ended December 31,
         2003                                                                                              6

         Notes to consolidated financial statements                                                        7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                                              11

ITEM 3. CONTROLS AND PROCEDURES                                                                           13

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES                                                                             14

                             RESOLVE STAFFING, INC.
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003


                    ASSETS                                                     2004          2003
                                                                           -----------   -----------
CURRENT ASSETS

    Cash and cash equivalents                                              $    13,217   $        --

    Accounts receivable, net of allowance for bad
         debts of $4,500 for 2004 and 2003                                      94,633       116,723
    Prepaid and other assets                                                    43,781        20,982
                                                                           -----------   -----------
        Total current assets                                                   151,631       137,705

PROPERTY AND EQUIPMENT
    Property and equipment                                                      46,547        44,763
    Less: Accumulated depreciation                                              22,425        20,470
                                                                           -----------   -----------
        Net property and equipment                                              24,122        24,293
                  TOTAL ASSETS                                             $   175,753   $   161,998
                                                                           ===========   ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                       $    49,753   $    62,987
    Accrued salaries and payroll taxes                                          92,764
                                                                                               3,965
    Notes payable                                                               88,823        81,000
    Note payable - related party                                                91,500
                                                                                              91,500
                                                                           -----------   -----------
        Total current liabilities                                              328,251
                                                                                             234,041
                                                                           -----------   -----------
LONG-TERM  LIABILITIES
     Loans payable - related party                                                  --
                                                                                             137,190
                                                                           -----------   -----------
         Total long-term liabilities                                                --
                                                                                             137,190
                                                                           -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock, $.0001 par value, 50,000,000 shares
       authorized, issued and outstanding: March 31, 2004 -
     7,974,582 shares; December 31, 2003 - 6,614,582 shares                        697            661
    Paid-in capital
                                                                             1,052,693        998,729
Less: Deferred stock compensation
                                                                               (16,800)       (33,483)
Accumulated (deficit)                                                       (1,232,068)    (1,132,160)
                                                                           -----------    -----------
         Total stockholders' equity (deficit)                                 (195,478)      (166,253)
                                                                           -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                                           $   175,753    $   161,998
                                                                           ===========    ===========



              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

                                                                                2004           2003
                                                                            -----------    -----------
SERVICE REVENUES                                                            $   288,227    $   262,246

COST OF SERVICES                                                                213,413        198,911
                                                                            -----------    -----------
GROSS MARGIN                                                                     74,814         63,335

OPERATING EXPENSES
     Legal & professional fees                                                   23,495         28,960
     Advertising/Promotion                                                        2,291          1,810
     Salaries and benefits                                                      113,140         41,716
     Taxes & licenses                                                                45          1,829
     Rent & leases                                                                3,644          4,877
     Travel & entertainment                                                          85          1,425
     Administrative expenses                                                     27,268         12,859
                                                                            -----------    -----------
           Total operating expenses                                             169,968
                                                                                                93,476

 LOSS FROM OPERATIONS                                                           (95,154)       (30,141)

OTHER INCOME (EXPENSES)
      Interest expense                                                           (4,754)        (2,288)
                                                                            -----------    -----------
          Net other income (expenses)                                            (4,754)        (2,288)

NET LOSS                                                                    $   (99,908)   $   (32,429)
                                                                            ===========    ===========

LOSS PER SHARE
     Basic and diluted
                                                                            $      (.01)   $      (.01)
                                                                            ===========    ===========
                                                                            $      (.01)   $      (.01)
                                                                            ===========    ===========
AVERAGE NUMBER OF SHARES OUTSTANDING
     Basic                                                                    7,974,582      5,592,180
                                                                            ===========    ===========

              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONHTS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)


                                                                                                     2004           2003
                                                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                                                  $   (32,429)   $   (99,908)
     Adjustments to reconcile net loss to cash provided by (used in) operating activities:
          Depreciation                                                                                 1,955          1,124
          Contributed services                                                                            --          3,000
          Common stock issued for services                                                            54,000        171,500
          Amortization of stock compensation                                                          16,683             --
     Decrease (increase) in current assets:

         Accounts receivable                                                                          22,090        (32,679)
         Prepaid and other assets                                                                    (22,799)      (154,937)
     Increase (decrease) in current liabilities:                                                         619
          Accounts payable                                                                            25,253
          Bank overdraft                                                                              (6,180)        (9,712)
          Accrued salaries and payroll taxes                                                         (88,799)        25,526
          Other current liabilities                                                                  (32,307)         4,503
                                                                                                 -----------    -----------
               Total adjustments                                                                     (30,104)         8,944
                                                                                                 -----------    -----------

     Net cash provided by (used in) operating activities                                            (130,012)       (23,485)
                                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                                (1,784)        (4,400)
                                                                                                 -----------    -----------
    Net cash (used) in investing activities                                                           (1,784)        (4,400)
                                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from insurance financing                                                                    --         23,594
     Repayments of insurance financing                                                                    --         (6,413)
     Proceeds from notes payable                                                                      47,823             --
     Loan from stockholders, net                                                                     (40,000)        17,100
     Proceeds from loans payable - related party                                                     137,190
                                                                                                 -----------    -----------
     Net cash provided by financing activities                                                       145,013         34,281
                                                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  13,217          6,396
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                                        --             --
                                                                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                                     $    13,217    $     6,396
                                                                                                 ===========    ===========


              See accompanying notes to these financial statements.

                      RESOLVE STAFFING, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICET
                    FOR THE YEARS ENDED DECEMBER 31, 2003 AND
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                                     COMMON       STOCK       PAID-IN    UNEARNED STOCK  ACCUMULATED
                                                   ----------- -----------  -----------   ------------   -----------  -----------
                                                     SHARES       AMOUNT      CAPITAL     COMPENSATION      DEFICIT        TOTAL
                                                   ----------- -----------  -----------   ------------   -----------  -----------
BALANCE, JANUARY 1, 2003                             4,821,082 $       482  $   737,190   $         --   $  (745,587) $    (7,915)
Issuance of common stock for services--Consultants     950,000          95      132,905       (133,000)           --      133,000
Issuance of common stock for services--Employees       755,000          76      105,624       (105,700)           --      105,700
Issuance of common stock for
services                                                63,500           6        8,513         (8,519)           --        8,519
Conversion of debentures to common stock                25,000           2        2,497             --            --        2,499
Donated services                                            --          --       12,000             --            --       12,000
Amortization of deferred stock compensation                 --          --           --        213,736            --      (33,483)
Net loss                                                    --          --           --             --      (386,573)    (386,573)
                                                   ----------- -----------  -----------   ------------   -----------  -----------
BALANCE, DECEMBER 31, 2003                           6,614,582         661      998,729        (33,483)   (1,132,160)    (166,253)

Issuance of common stock for services--Employees     1,080,000          36       53,964        (54,000)           --       54,000
Amortization of deferred stock compensation                 --          --           --         70,683            --       16,683
Net loss                                                    --          --           --             --       (99,908)     (99,908)
                                                   ----------- -----------  -----------   ------------   -----------  -----------
BALANCE, MARCH 31, 2004                              7,694,582 $       697  $ 1,052,693   $  ( 16,800)   $(1,232,068) $  (195,478)
                                                   =========== ===========  ===========   ============   ===========  ===========


              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Nature of Operations

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months ended March 31, 2004 and 2003 have been included.

These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission

Principles of Consolidation

The consolidated financial statements include the accounts of Resolve Staffing, Inc. and its wholly owned subsidiary Integra. All significant intercompany accounts and transactions have been eliminated in preparing the accompanying financial statements.

Recent Accounting Principles

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

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE  A  -  ORGANIZATION,   NATURE  OF  OPERATIONS  AND  BASIS  OF  PRESENTATION
(CONTINUED)

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

NOTE B - LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a working capital deficiency and a stockholder's deficiency of $82,409 and $195,478, respectively, as of March 31, 2004. In addition, the Company has incurred substantial losses and has been dependent upon the financial support of stockholders, management and other related parties. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

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

Note Payable

During May and June 2002, the Company obtained loans from an unrelated individual for a total of $40,000. The underlying notes payable bear interest at 12% per annum payable quarterly in arrears and are secured by the accounts receivable of the Company. The maturities were extended to July 3, 2004.

Line of Credit

On May 14, 2003, the Company entered into a $50,000 demand credit facility with Mercantile Bank. Interest is payable at 3% above Mercantile Bank's prime rate (currently 7.25%) per annum. The line of credit is personally guaranteed by William A. Brown, the Company's executive vice-president and majority shareholder. As of March 31, 2004, Resolve has drawn $48,823 on the line of credit.

NOTE D--NOTE PAYABLE--RELATED PARTY

Notes payable--related party represents aggregate borrowings totaling $91,500 to William Brown, the company's executive vice president, and majority shareholder. The underlying note bears interest at 5% and is due on March 31, 2004. The Company has a verbal agreement to extend the maturity to March 31, 2005.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE E--LOANS PAYABLE - RELATED PARTY

On December 8, 2003, the Company entered into a non-interest bearing short-term credit agreement with ELS, Inc that provides for borrowings of up to $200,000. ELS, Inc. is a company owned by Ronald Heineman, the Company's Chief Executive Officer. The underlying promissory note is secured by 2,000,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. As of March 31, 2004, there was $137,190 outstanding under this agreement. Balances due under the credit agreement were originally due May 8, 2004, but the agreement was extended on a month-to-month basis. Also see Note F as it relates to common stock issued to Ronald Heineman under an employment and consulting agreement.

NOTE F - STOCKHOLDERS' EQUITY

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

On February 2, 2004, Resolve issued 180,000 shares of common stock, valued at $27,000, representing the market value of such shares based upon recent sales, to Ronald Heinemen the Company's Chief Executive Officer as part of his employment contract listed previously.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

On March 1, 2004, Resolve issued 180,000 shares of common stock, valued at $27,000, representing the market value of such shares based upon recent sales, to Ronald Heinemen the Company's Chief Executive Officer as part of his employment contract listed previously.

On April 1, 2004, Resolve issued 360,000 shares (April and May) of common stock, valued at $54,000, representing the market value of such shares based upon recent sales, to Ronald Heinemen the Company's Chief Executive Officer as part of his employment contract listed previously.

On June 1, 2004, Resolve issued 360,000 shares (June and July) of common stock, valued at $54,000, representing the market value of such shares based upon recent sales, to Ronald Heinemen the Company's Chief Executive Officer as part of his employment contract listed previously.

Deferred Stock Compensation:

Compensation and consulting expense related to the two common stock issuances February 2003, and December 2003 noted above, are being amortized over the benefited periods of 12 months. The remaining outstanding amount of $16,800 is carried as a contra account to equity in the accompanying financial statements.

COMMON STOCK WARRANTS

As of March 31, 2004 there were 4,256,600 stock warrants outstanding which are due to expire on June 30, 2007. Each warrant has an exercise price of $.15 per share price. All stock warrants are exercisable.

NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2004 and 2003 amounted to $4,754 and $2,288 respectively.

Resolve issued 360,000 shares of common stock, valued at $54,000, to officers for compensation.

NOTE H - NET LOSS PER SHARE

Net loss per share is computed based upon the weighted outstanding shares of the Company's common stock for each period presented. The weighted average number of shares excludes 7,694,582 common stock equivalents, representing principally warrants and stock options, since the effect of including them would be anti-dilutive.

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

            The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the Company's unaudited consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking information based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

RESULTS OF OPERATIONS

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003.

     Our net loss increased from $32,429 for three months ended March 31, 2003 to $99,908 or a 208% increase for three months ended March 31, 2004. A line-by-line discussion of our results of operations is as follows:

     Revenues for three months ended March 31, 2003 compared to 2004 increased from $262,246 to $288,227 or a 9.9% increase, reflecting our continued marketing efforts.

     Our cost of services increased from $198,911 for the three months ended March 31, 2003 to $213,413 for the three months ended March 31, 2004. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue our cost of services decreased slightly from 76% to 74%, which is attributable to managements continued efforts to control.

     For the three months ended March 31, 2004 and 2003 the major categories of expenses, as a percent of revenue were as follows:

                                                      2004        2003
                                                    --------    --------
Legal & professional                                    8%         11%
Advertising & promotion                                 1%          1%
Salaries & benefits                                    39%         16%
Taxes & licenses                                        -%          1%
Rent & leases                                           1%          2%
Travel & entertainment                                  -%          1%
Administrative expenses                                 9%         16%

         Legal & professional expense decreased from $28,960 in 2003 to $23,495 in 2004 or a 5% decrease, reflecting management ability to reduce expenses.

         Advertising and promotion expense increased slightly from $1,810 in 2003 to $2,291 in 2004, reflecting a decreased level of outside advertising and promotion, while relying more on direct customer sales contacts by our sales staff.

         Salaries and benefits increased from $41,716 in 2003 to $113,140 in 2004, or a 171% increase, reflecting the constant level of total administrative compensation, including stock for services by our CFO and by our president.

         Taxes & licenses decreased from $1,829 in 2003 to $45 in 2004, reflecting a decrease of costs previously associated with licensing our company in Nevada as well as Florida.

        Rent & leases expense decreased from $4,877 in 2003 to $3,644 in 2004, reflecting a lower rental cost of our new facilities as well as a reduction of common area maintenance costs associated with the previous leased offices.

         Travel & entertainment decreased from $1,425 in 2003 to $85 in 2004, reflecting the increased effort by our staff to market our services and principally by our CEO attending a staffing industry convention and seminars.

         Administrative expenses increased from $12,859 in 2003 to $27,268 in 2004.or a 112% increase. Changes in the major components of administrative expenses from the three months ended March 31, 2003 and March 31, 2004 were as follows Changes in the major components of administrative expenses were primarily an increase in printing costs of $4,821; an increase in postage and shipping expenses of $5,179; an increase in computer support of $2,103; and an increase in public company expenses of $6,565 (primarily due to filing various amendments to our registration statement).

         Interest expense increased from $2,288 in 2003 to $4,754 in 2004 or a $2,466 increase. The change was do to additional borrowing on the credit line and other notes payable.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a working capital deficiency and an accumulated deficiency of $82,409 and $195,478 as of March 31, 2004, respectively. In addition, the Company is in the formative period and has not yet achieved profitable operations, and has been dependent upon the financial support of stockholders, management and other related parties. These conditions raise substantial doubt as to the ability of the Company to continue its business operations as a going concern.

Management is currently engaged in accessing additional financial resources to support the Company's operations until profitability can be achieved. In addition, management is reviewing a number of strategic alliances and acquisitions that may advance the Companies operations into a profitable state. However, while these strategies are under development, costs and expenses have been substantially curtailed. Ultimately, the Company's ability to continue as a going concern is dependent upon the access of additional capital to support operations and strategic growth strategies. There can be no assurance that management will be successful in these efforts. The financial statements do not reflect any adjustments that may arise as a result of this uncertainty.

FOR THE THREE MONTHS ENDED MARCH 31, 2004

         For the three months ended March 31, 2004 we incurred a net loss of $99,908. Of this loss, $72,638 did not represent the use of cash. These consist of depreciation ($1,955), as well as expensing of prepaid consulting expenses ($70,683), of which resulted from the issuance of our common stock. Changes in accounts receivable, prepaid and other expenses, and bank overdraft, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used by operations to $3,126. Additionally we used $1,784 to purchase a computer during this period.

             Our average monthly revenue for each of the four quarters of 2003 was $87,986, $92,306, $73,654, and $115,224, respectively, and has increased to a monthly average of $96,092 for the first quarter of 2004. Although we have seen our average monthly revenues and business activity increase, we expect to continue to incur losses for the foreseeable future.

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

On February 2, 2004, Resolve issued 180,000 shares of common stock, valued at $27,000, representing the market value of such shares based upon recent sales, to Ronald Heinemen the Company's Chief Executive Officer as part of his employment contract listed previously.

On March 1, 2004, Resolve issued 180,000 shares of common stock, valued at $27,000, representing the market value of such shares based upon recent sales, to Ronald Heinemen the Company's Chief Executive Officer as part of his employment contract listed previously.

On April 1, 2004, Resolve issued 360,000 shares (April and May) of common stock, valued at $54,000, representing the market value of such shares based upon recent sales, to Ronald Heinemen the Company's Chief Executive Officer as part of his employment contract listed previously.

On June 1, 2004, Resolve issued 360,000 shares (June and July) of common stock, valued at $54,000, representing the market value of such shares based upon recent sales, to Ronald Heinemen the Company's Chief Executive Officer as part of his employment contract listed previously.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 31.1 Certification by Ronald Heineman, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 31.2 Certification by Michael A. Knox, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.1 Certification by Ronald Heineman, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit    32.2  Certification  by Michael A. Knox,  Chief  Financial
                      Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

              None.

                                   SIGNATURES

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  RESOLVE STAFFING, INC.



Dated:  June 18, 2004                         /s/ Ronald Heineman
                                              ----------------------------------
                                              By: Ronald Heineman
                                              Chief Executive Officer (principal
                                              executive officer, director)


Dated:  June 18, 2004                         /s/ Donald E. Quarterman, Jr.
                                              ----------------------------------
                                              By: Donald E. Quarterman, Jr.
                                              President, Director


Dated:  June 18, 2004                         /s/ Michael A. Knox
                                              ----------------------------------
                                              By:  MIchael A. Knox
                                              Chief Financial Officer (principal
                                              financial & accounting officer,
                                              director)