Form 10QSB
period 2004-06-30
RESOLVE STAFFING INC
filed 2004-08-19
CIK 1106207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

              [X] Quarterly report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


       [ ] Transition report under Section 13 or 15(d) of the Exchange Act


             For the transition period from __________ to __________


                         Commission File Number 0-29485


                             RESOLVE STAFFING, INC.
                           --------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                                     NEVADA
                         -------------------------------
                         (State or Other Jurisdiction of
                         Incorporation or Organization)


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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2004, there were outstanding 9,695,582 shares of common stock, par value $0.0001, and no shares of preferred stock.

                             RESOLVE STAFFING, INC.
            FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS
            Consolidated balance sheets as of June 30, 2004 (unaudited) and
            December 31, 2003                                                                  3

            Consolidated statements of operations for the three months and six months
            ended June 30, 2004 and 2003 (unaudited)                                           4

            Consolidated statements of cash flows for the three months and six months
            ended June 30, 2004 and 2003 (unaudited)                                           5

            Consolidated statement of stockholders' equity (deficit) for the six months
            ended June 30, 2004 (unaudited) and the year ended December 31, 2003               6

            Notes to consolidated financial statements                                         7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                                  11

ITEM 3. CONTROLS AND PROCEDURES                                                               13

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES                                                                 14

                             RESOLVE STAFFING, INC.
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                             ASSETS                                      2004               2003
                                                                     (Not Reviewed)
                                                                      -----------        -----------
Current Assets
    Cash and cash equivalents                                         $        34        $        --
    Accounts receivable, net of allowance for bad
         debts of $4,500 for 2004 and 2003                                120,347            116,723
    Prepaid and other assets                                               41,500             20,982
                                                                      -----------        -----------
        Total current assets                                              161,881            137,705

Property and Equipment
    Property and equipment                                                 46,547             44,763
    Less: Accumulated depreciation                                         24,410             20,470
                                                                      -----------        -----------
        Net property and equipment                                         22,137             24,293

                          Total Assets                                $   184,018        $   161,998
                                                                      ===========        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
    Accounts payable and accrued expenses                             $    84,907        $    62,987
    Accrued salaries and payroll taxes                                      3,078             92,764
    Notes payable                                                          89,100             81,000
    Note payable - related party                                           91,500             91,500
                                                                      -----------        -----------
        Total current liabilities                                         268,585            328,251
                                                                      -----------        -----------

Long-Term  Liabilities
     Loans payable - related party                                        170,245                 --
                                                                      -----------        -----------
         Total long-term liabilities                                      170,245                 --
                                                                      -----------        -----------

Stockholders' Equity (Deficit)
     Common stock, $.0001 par value, 50,000,000 shares
       authorized, issued and outstanding: June 30, 2004
       - 7,695,582 shares; December 31, 2003 - 6,614,582 shares               751                661
    Paid-in capital                                                       998,729          1,133,639
    Less: Deferred stock compensation                                     (11,200)           (33,483)
    Accumulated (deficit)                                              (1,378,002)        (1,132,160)
                                                                      -----------        -----------
             Total stockholders' equity (deficit)                        (254,812)          (166,253)
                                                                      -----------        -----------

     Total Liabilities and Stockholders'
     Equity (Deficit)                                                 $   184,018        $   161,998
                                                                      ===========        ===========

              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

                                                    Three Months Ended                     Six Months Ended
                                                         June 30,                              June 30,
                                                  2004              2003               2004               2003
                                             (Not Reviewed)                        (Not Reviewed)
                                              -----------        -----------        -----------        -----------
Service Revenues                              $   410,178        $   276,920        $   698,405        $   539,166

Cost of Services                                  336,099            205,511            549,512            404,422
                                              -----------        -----------        -----------        -----------

Gross Margin                                       74,078             71,409            148,893            134,744

Operating Expenses
     Legal & professional fees                     61,293             66,333             84,788             95,292
     Advertising/Promotion                          2,902              3,275              5,192              5,086
     Salaries and benefits                        118,420             62,027            231,561            103,743
     Taxes and Licenses                                --              3,864                 45              5,693
     Rent & leases                                  3,634              2,958              7,279              7,835
     Travel & entertainment                            65              2,747                149              4,172
     Administrative expenses                       31,328             15,809             58,596             28,666
           Total operating expenses               217,642            157,013            387,610            250,487
                                              -----------        -----------        -----------        -----------

 Loss From Operations                            (143,564)           (85,604)          (238,717)          (115,743)

Other Income (Expenses)
      Interest expense                             (2,370)              (963)            (7,124)            (3,252)
                                              -----------        -----------        -----------        -----------
          Net other income (expenses)              (2,370)              (963)            (7,124)            (3,252)
                                              -----------        -----------        -----------        -----------

Net Loss                                      $ ( 145,934)       $ (,86,567)        $  (245,841)       $  (118,995)
                                              ===========        ===========        ===========        ===========

Loss Per Share
     Basic and diluted                        $      (.02)       $      (.01)       $      (.04)       $      (.02)
                                              ===========        ===========        ===========        ===========

Weighted Average Number of Shares
  Outstanding used to Calculate
  Loss Per Share
     Basic and diluted                          7,695,582          6,046,069          6,915,338          5,605,029
                                              ===========        ===========        ===========        ===========

              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                        June 30,
                                                             2004            2003           2004             2003
                                                        (Not Reviewed)                  (Not Reviewed)
                                                          ---------       ---------       ---------       ---------
Cash Flows From Operating Activities
  Net (loss)                                              $ ( 145,934)    $ ( 86,567)     $ ( 245,842)    $ ( 118,995)
  Adjustments to reconcile net loss to cash
    provided by (used in) operating activities:
  Depreciation                                                1,985           1,207           3,940           2,331
  Contributed services                                           --           3,000              --           6,000
  Common stock issued for services                           81,000           3,000         135,000         174,500
  Amortization of stock compensation                          5,600          42,874          22,283        (100,042)
Decrease (increase) in current assets:
     Accounts receivable                                    (25,714)         19,744          (3,624)        (12,935)
     Prepaid and other assets                                 2,281         (15,258)        (20,518)        (27,279)
Increase (decrease) in current liabilities:
     Accounts payable                                        35,154           5,863          60,407           6,482
     Bank overdraft                                              --          11,654          (6,180)          1,942
     Accrued salaries                                            --              --         (13,233)         23,187
     Accrued payroll taxes                                     (887)         (7,926)        (76,453)         (5,587)
     Other current liabilities                                   --           2,840         (32,307)          7,342
                                                          ---------       ---------       ---------       ---------
          Total adjustments                                  99,419          66,998          69,315          75,941
                                                          ---------       ---------       ---------       ---------

Net cash provided by (used in) operating activities         (46,515)        (19,569)       (176,527)        (43,054)
                                                          ---------       ---------       ---------       ---------

Cash Flows From Investing Activities
     Purchase of property and equipment                          --         (10,088)         (1,784)        (14,488)
                                                          ---------       ---------       ---------       ---------
Net cash (used) in investing activities                          --         (10,088)         (1,784)        (14,488)
                                                          ---------       ---------       ---------       ---------

Cash Flows From Financing Activities
     Proceeds from insurance financing                           --          25,000              --          48,594
     Repayments of insurance financing                           --         (12,890)             --         (19,303)
     Proceeds from line of credit                               277          21,000          48,100          21,000
     Loan from stockholders, net                                 --          (2,090)        (40,000)         15,001
     Repayments of debentures payable                            --          (7,750)             --          (7,750)
     Proceeds from loans payable -
      related party                                          33,055              --         170,245              --
                                                          ---------       ---------       ---------       ---------
Net cash provided by financing activities                    33,332          23,261         178,345          57,542
                                                          ---------       ---------       ---------       ---------

Net Increase (Decrease) in Cash and Cash Equivalents        (13,183)         (6,396)             34              --

Cash and Cash Equivalents, Beginning of the Period           13,217           6,396              --              --
                                                          ---------       ---------       ---------       ---------

Cash and Cash Equivalents, End of the Period              $      34       $      --       $      34              --
                                                          =========       =========       =========       =========

              See accompanying notes to these financial statements.

                      RESOLVE STAFFING, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICET
                    FOR THE YEARS ENDED DECEMBER 31, 2003 AND
              FOR THE SIX MONTHS ENDED JUNE 30, 2004 (Not Reviewed)

                                         Common Stock               Paid-in    Unearned Stock      Accumulated
                                    Shares          Amount          Capital      Compensation        Deficit           Total
                                  ----------      ----------      ----------      ----------       ----------       ----------
Balance, January 1, 2003           4,821,082      $      482      $  737,190      $       --       $ ( 745,587)     $   (7,915)
Issuance of common stock for
  services--Consultants              950,000              95         132,905        (133,000)              --          133,000
Issuance of common stock for
  services--Employees                755,000              76         105,624        (105,700)              --          105,700
Issuance of common
  stock for services                  63,500               6           8,513          (8,519)              --            8,519
Conversion of debentures
  to common stock                     25,000               2           2,497              --               --            2,499
Donated services                          --              --          12,000              --               --           12,000
Amortization of deferred
  stock compensation                      --              --              --         213,736               --          (33,483)
Net loss                                  --              --              --              --         (386,573)        (386,573)
                                  ----------      ----------      ----------      ----------       ----------       ----------
Balance, December 31, 2003         6,614,582             661         998,729         (33,483)      (1,132,160)        (166,253)

Issuance of common stock
  for services--Employees            360,000              36          53,964         (54,000)              --           54,000
Amortization of deferred
  stock compensation                      --              --              --          70,683               --           16,683
Net loss                                  --              --              --              --          (99,908)         (99,908)
                                  ----------      ----------      ----------      ----------       ----------       ----------
Balance, March 31, 2004*           6,974,582             697       1,052,693         (16,800)      (1,232,068)        (195,478)

Issuance of common stock
  for services--Employees            721,000              54          80,946         (81,000)              --           81,000
Amortization of deferred
  stock compensation                      --              --              --          86,600               --            5,599
Net loss                                  --              --              --              --         (145,934)        (145,934)
                                  ----------      ----------      ----------      ----------       ----------       ----------
Balance, June 30, 2004*            7,695,582      $      751      $1,133,639      $  (11,200)      $ ( 1,378,002)   $ (254,813)
                                  ==========      ==========      ==========      ==========       ==========       ==========

* The March 31, 2004 and June 30, 2004 figures have not been reviewed by an Independent Auditor.

              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004 (Note Reviewed)


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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months and six months ended June 30, 2004 and 2003 have been included.

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

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004 (Note Reviewed)

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

NOTE B - LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a working capital deficiency and a stockholder's deficiency of $106,704 and $254,812, respectively, as of June 30, 2004. In addition, the Company has incurred substantial losses and has been dependent upon the financial support of stockholders, management and other related parties. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

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

NOTE C - NOTES PAYABLE

Note Payable

During May and June 2002, the Company obtained loans from an unrelated individual for a total of $40,000. The underlying notes payable bear interest at 12% per annum payable quarterly in arrears and are secured by the accounts receivable of the Company. The maturities were extended to September 3, 2004.

Line of Credit

On May 14, 2003, the Company entered into a $50,000 demand credit facility with Mercantile Bank. Interest is payable at 3% above Mercantile Bank's prime rate (currently 7.25%) per annum. The line of credit is personally guaranteed by William A. Brown, the Company's executive vice-president and majority shareholder. As of June 30, 2004, Resolve has drawn $49,100 on the line of credit.

NOTE D--NOTE PAYABLE--RELATED PARTY

Notes payable--related party represents aggregate borrowings totaling $91,500 to William Brown, the company's executive vice president, and majority shareholder. The underlying note bears interest at 5% and is due on March 31, 2004. The Company has a verbal agreement to extend the maturity to March 31, 2005.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004 (Note Reviewed)


NOTE E--LOANS PAYABLE - RELATED PARTY

On December 8, 2003, the Company entered into a non-interest bearing short-term credit agreement with ELS, Inc that provides for borrowings of up to $200,000. ELS, Inc. is a company owned by Ronald Heineman, the Company's Chief Executive Officer. The underlying promissory note is secured by 2,000,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. As of June 30, 2004, there was $170,245 outstanding under this agreement. Balances due under the credit agreement were originally due May 8, 2004, but the agreement was extended on a month-to-month basis. Also see Note F as it relates to common stock issued to Ronald Heineman under an employment and consulting agreement.

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

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004 (Note Reviewed)

NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

On March 1, 2004, Resolve issued 180,000 shares of common stock, valued at $27,000, representing the market value of such shares based upon recent sales, to Ronald Heinemen the Company's Chief Executive Officer as part of his employment contract listed previously.

On April,1, 2004, Resolve issued 180,000 shares (April) of common stock, valued at $27,000, representing the market value of such shares based upon recent sales, to Ronald Heinemen the Company's Chief Executive Officer as part of his employment contract listed previously.

On May,1, 2004, Resolve issued 180,000 shares (May) of common stock, valued at $27,000, representing the market value of such shares based upon recent sales, to Ronald Heinemen the Company's Chief Executive Officer as part of his employment contract listed previously.

On June,1, 2004, Resolve issued 180,000 shares (June) of common stock, valued at $27,000, representing the market value of such shares based upon recent sales, to Ronald Heinemen the Company's Chief Executive Officer as part of his employment contract listed previously.

On July,1, 2004, Resolve issued 180,000 shares (July) of common stock, valued at $27,000, representing the market value of such shares based upon recent sales, to Ronald Heinemen the Company's Chief Executive Officer as part of his employment contract listed previously.


Deferred Stock Compensation:

Compensation and consulting expense related to the two common stock issuances February 2003, and December 2003 noted above, are being amortized over the benefited periods of 12 months. The remaining outstanding amount of $11,200 is carried as a contra account to equity in the accompanying financial statements.

COMMON STOCK WARRANTS

As of June 30, 2004 there were 4,256,600 stock warrants outstanding which are due to expire on June 30, 2007. Each warrant has an exercise price of $.15 per share price. All stock warrants are exercisable.

NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended June 30, 2004 and 2003 amounted to $2,370 and $963 respectively.

Cash paid for interest during the six months ended June 30, 2004 and 2003 amounted to $7,124 and 3,252 respectively.

Resolve issued 360,000 shares of common stock during the three months ended March 31, 2004, valued at $54,000, to officers for compensation. During the three months ended June 30, 2004, Resolve issued 540,000 shares of common stock, valued at $81,000, to officers for compensation.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004 (Note Reviewed)

NOTE H - NET LOSS PER SHARE

Net loss per share is computed based upon the weighted outstanding shares of the Company's common stock for each period presented. The weighted average number of shares excludes 7,694,582 common stock equivalents, representing principally warrants and stock options, since the effect of including them would be anti-dilutive.

NOTE I - SUBSEQUENT EVENTS

On August 16, 2004, Resolve Staffing, Inc.'s auditors (Aidman, Piser and Company) resigned as the Company's auditors. The registrant is not aware of any disagreement with its previous auditor regarding the contents of the registrant's financial statements or the presentation thereof, rather the basis for the auditors' resignation was premised upon the auditor's belief that they were not given sufficient advance time to review this quarterly report filed on Form 10-QSB and the auditor's opinion that they were not given sufficient time to review the registrant's previously filed quarterly report filed with the Commission on or about June 28, 2004. Given the sudden and unexpected nature of the resignation, The Board of Directors for the registrant is conducting interviews for the auditor's replacement. Upon hiring a replacement, the quarterly financials will be reviewed accordingly and it is the registrant's intention to amend this quarterly report after the review is completed by our new auditing firm. See Part II, Item 5 of this quarterly report.

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

RESULTS OF OPERATIONS

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003.

      Our net loss increased from $86,567 for three months ended June 30, 2003 to $145,934 or a 59% increase for three months ended June 30, 2004. A line-by-line discussion of our results of operations is as follows:

      Revenues for three months ended June 30, 2003 compared to 2004 increased from $276,920 to $410,178 or a 68% increase, reflecting our continued marketing efforts.

      Our cost of services increased from $205,501 for the three months ended June 30, 2003 to $336,099 for the three months ended June 30, 2004. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue our cost of services increased from 74% to 82%, which is attributable to an overall increase in costs.

      For the three months ended June 30, 2004 and 2003 the major categories of expenses, as a percent of revenue were as follows:


                                                  2004            2003
                                               ---------------------------------
Legal & professional                               15%             24%
Advertising & promotion                             1%              1%
Salaries & benefits                                29%             22%
Taxes & licenses                                    -%              1%
Rent & leases                                       1%              1%
Travel & entertainment                              -%              1%
Administrative expenses                             8%              18%


      Legal & professional expense decreased from $66,333 in 2003 to $61,293 in 2004 or an 8% decrease, reflecting management ability to reduce expenses and revenues increase.

      Advertising and promotion expense decreased slightly from $3,275 in 2003 to $2,902 in 2004, reflecting a decreased level of outside advertising and promotion, while relying more on direct customer sales contacts by our sales staff.

      Salaries and benefits increased from $62,027 in 2003 to $118,420 in 2004, or a 91% increase, reflecting the constant level of total administrative compensation, including stock for services by our CFO and by our president.

      Taxes & licenses decreased from $3,864 in 2003 to zero in 2004, reflecting a decrease of costs previously associated with licensing our company in Nevada as well as Florida.

      Rent & leases expense increased slightly from $2,958 in 2003 to $3,634 in 2004, higher rental cost of our new facilities.

      Travel & entertainment decreased from $2,747 in 2003 to $65 in 2004, reflecting the increased effort by our staff to market our services and principally by our CEO attending a staffing industry convention and seminars.

      Administrative expenses increased from $15,809 in 2003 to $31,328 in 2004.or a 98% increase. Changes in the major components of administrative expenses from the three months ended June 30, 2003 and June 30, 2004 were as follows Changes in the major components of administrative expenses were primarily an increase in penalties of $8,911.

      Interest expense increased from $963 in 2003 to $2,370 in 2004 or a $1,407 increase. The change was do to additional borrowing on the credit line and other notes payable.

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003.

      Our net loss increased from $118,995 for six months ended June 30, 2003 to $245,841 or a 107% increase for six months ended June 30, 2004. A line-by-line discussion of our results of operations is as follows:

      Revenues for six months ended June 30, 2003 compared to 2004 increased from $539,166 to $698,405 or a 30% increase, reflecting our continued marketing efforts.

      Our cost of services increased from $404,422 for the six months ended June 30, 2003 to $549,512 for the six months ended June 30, 2004. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue our cost of services increased from 75% to 79%, which is attributable to an overall increase in costs.

      For the six months ended June 30, 2004 and 2003 the major categories of expenses, as a percent of revenue were as follows:


                                              2004              2003
                                          ---------------------------------
Legal & professional                           12%              18%
Advertising & promotion                         1%               1%
Salaries & benefits                            33%              19%
Taxes & licenses                                -%               1%
Rent & leases                                   1%               2%
Travel & entertainment                          -%               1%
Administrative expenses                         8%               5%


      Legal & professional expense decreased from $95,292 in 2003 to $84,788 in 2004 or an 11% decrease, reflecting management ability to reduce expenses and revenues increase.

      Advertising and promotion expense increased slightly from $5,086 in 2003 to $5192 in 2004, reflecting a decreased level of outside advertising and promotion, while relying more on direct customer sales contacts by our sales staff.

      Salaries and benefits increased from $103,743 in 2003 to $231,561 in 2004, or a 123% increase, reflecting the constant level of total administrative compensation, including stock for services by our CFO and by our president.

      Taxes & licenses decreased from $5,693 in 2003 to $45 in 2004, reflecting a decrease of costs previously associated with licensing our company in Nevada as well as Florida.

      Rent & leases expense decreased slightly from $7,835 in 2003 to $7,279 in 2004, reflecting a change in the rental cost of our new facilities as well as a reduction of common area maintenance costs associated with the previous leased offices.

      Travel & entertainment decreased from $4,172 in 2003 to $149 in 2004, reflecting the increased effort by our staff to market our services and principally by our CEO attending a staffing industry convention and seminars.

      Administrative expenses increased from $28,666 in 2003 to $58,596 in 2004.or a 104% increase. Changes in the major components of administrative expenses from the three months ended June 30, 2003 and June 30, 2004 were as follows Changes in the major components of administrative expenses were primarily an increase penalties of $9,060; an increase in printing costs of $6,684; an increase in postage and shipping expenses of $1,761; an increase in computer support of $2,117; and an increase in public company expenses of $7,291 (primarily due to filing various amendments to our registration statement)..

      Interest expense increased from $3,252 in 2003 to $7,124 in 2004 or a $3,872 increase. The change was do to additional borrowing on the credit line and other notes payable.


LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a working capital deficiency and an accumulated deficiency of $106,704 and $254,813 as of June 30, 2004, respectively. In addition, the Company is in the formative period and has not yet achieved profitable operations, and has been dependent upon the financial support of stockholders, management and other related parties. These conditions raise substantial doubt as to the ability of the Company to continue its business operations as a going concern.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2004

      For the three months ended June 30, 2004 we incurred a net loss of $145,934. Of this loss, $88,585 did not represent the use of cash. These consist of depreciation ($1,985), as well as expensing of prepaid consulting expenses ($86,600), of which resulted from the issuance of our common stock. Changes in accounts receivable, prepaid and other expenses were offset by changes in accounts payable, payroll, salary, and other accruals brought the total cash used by operations to $46,515.

      Our average monthly revenue for each of the four quarters of 2003 was $87,986, $92,306, $73,654, and $115,224, respectively, and $96,092 for the first quarter of 2004, has increased to a monthly average of $136,726 for the second quarter of 2004. Although we have seen our average monthly revenues and business activity increase, we expect to continue to incur losses for the foreseeable future.


FOR THE SIX MONTHS ENDED JUNE 30, 2004

      For the six months ended June 30, 2004 we incurred a net loss of $245,841. Of this loss, $161,223 did not represent the use of cash. These consist of depreciation ($3,940), as well as expensing of prepaid consulting expenses ($157,283), of which resulted from the issuance of our common stock. Changes in accounts receivable, prepaid and other expenses were offset by changes in accounts payable, payroll, salary, and other accruals brought the total cash used by operations to $176,527. Additionally we used $1,784 to purchase a computer during this period.

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

On April,1, 2004, Resolve issued 180,000 shares (April) of common stock, valued at $27,000, representing the market value of such shares based upon recent sales, to Ronald Heinemen the Company's Chief Executive Officer as part of his employment contract listed previously.

On May,1, 2004, Resolve issued 180,000 shares (May) of common stock, valued at $27,000, representing the market value of such shares based upon recent sales, to Ronald Heinemen the Company's Chief Executive Officer as part of his employment contract listed previously.

On June,1, 2004, Resolve issued 180,000 shares (June) of common stock, valued at $27,000, representing the market value of such shares based upon recent sales, to Ronald Heinemen the Company's Chief Executive Officer as part of his employment contract listed previously.

On July,1, 2004, Resolve issued 180,000 share9s (July) of common stock, valued at $27,000, representing the market value of such shares based upon recent sales, to Ronald Heinemen the Company's Chief Executive Officer as part of his employment contract listed previously.

Item 5. Other Information

On August 16, 2004, Aidman, Piser and Company ("APC"), the Registrant's independent auditors, notified the Registrant that they were resigning from the client-auditor relationship with the Registrant effective as of that date.

APC was engaged by Registrant to serve as the Registrant's independent auditors for the fiscal year ended December 31, 2003. The report of APC with respect to the Registrant's financial statements for the fiscal year ended December 31, 2003 contained no adverse opinion or disclaimer of opinion. During the fiscal year ended December 31, 2003 and the period from December 31, 2003 through the date of APC's resignation, there were no disagreements between the Registrant and APC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of APC, would have caused APC to make reference to the subject matter of the disagreements in connection with its report on the Registrant's financial statements for such year.

As stated in APC's resignation letter dated August 16, 2004, a review of the Registrant's First and Second Quarter Financials for 2004 has not been completed. As a result, the Registrant's previously issued financial statements for the first quarter of 2004 and the financial statements to be issued for the second quarter of 2004 may need to be restated upon review of the new auditors.

The Registrant's Audit Committee has begun the process of selecting new independent certified public accountants and will file a Form 8-K upon the engagement of a new auditing firm. Upon hiring a replacement, the quarterly financials will be reviewed accordingly. Aidman, Piser and Company has indicated a willingness to work with Resolve's new auditors upon their engagement.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

                Exhibit 15.1        Auditor Resignation Letter dated
                                    August 16, 2004

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


                                       RESOLVE STAFFING, INC.



Dated:  August 16, 2004                /s/ Ronald Heineman
                                       ----------------------------------------
                                       By: Ronald Heineman
                                       Chief Executive Officer (principal
                                       executive officer, director)



                                       /s/ Michael A. Knox
Dated:  August 16, 2004                ----------------------------------------
                                       By:  Michael A. Knox
                                       Chief Financial Officer (principal
                                       financial & accounting officer, director)