Form 10QSB/A
period 2004-03-31
RESOLVE STAFFING INC
filed 2004-11-10
CIK 1106207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

              [X] Quarterly report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

       [ ] Transition report under Section 13 or 15(d) of the Exchange Act

             For the transition period from __________ to __________

                         Commission File Number 0-29485

                             RESOLVE STAFFING, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                                     NEVADA
                         -------------------------------
                         (State or Other Jurisdiction of
                         Incorporation or Organization)

                                   33-0850639
                        (IRS Employer Identification No.)

                       105 NORTH FALKENBURG ROAD, SUITE B
                              TAMPA, FLORIDA 33619
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (813) 662-0074
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
               ---------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If changed since Last Report)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 5, 2004, there were outstanding 7,695,582 shares of common stock, par value $0.0001, and no shares of preferred stock.

                             RESOLVE STAFFING, INC.
           FORM 10-QSB/A FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

          Consolidated balance sheets as of March 31, 2004 (unaudited) and
          December 31, 2003                                                    3

          Consolidated statements of operations for the three months
          ended March 31, 2004 and 2003 (unaudited)                            4

          Consolidated  statements of cash flows for the three months ended
          March 31, 2004 and 2003 (unaudited)                                  5

          Notes to consolidated financial statements (unaudited)               6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                                11

ITEM 3.   CONTROLS AND PROCEDURES                                             13

PART II OTHER INFORMATION

ITEM 4.   CHANGES IN SECURITIES                                               14

ITEM 5.   OTHER INFORMATION                                                   15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    15

                             RESOLVE STAFFING, INC.
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                                                    2004
                                                                 (UNAUDITED)         2003
                                                                 -----------     -----------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                    $    13,217     $        --
    Accounts receivable, net of allowance for bad
         debts of $4,500 for 2004 and 2003                            94,633         116,723
    Prepaid and other assets                                          43,781          20,982
                                                                 -----------     -----------
        Total current assets                                         151,631         137,705

PROPERTY AND EQUIPMENT
    Property and equipment                                            46,547          44,763
    Less: Accumulated depreciation                                    22,425          20,470
                                                                 -----------     -----------
        Net property and equipment                                    24,122          24,293

                  TOTAL ASSETS                                   $   175,753     $   161,998
                                                                 ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                             $    49,753     $    62,987
    Accrued salaries and payroll taxes                                 3,965          92,764
    Notes payable                                                     88,823          81,000
    Note payable - related party                                      91,500          91,500
                                                                 -----------     -----------
        Total current liabilities                                    234,041         328,251
                                                                 -----------     -----------
LONG-TERM  LIABILITIES
     Loans payable - related party                                   137,190              --
                                                                 -----------     -----------
         Total long-term liabilities                                 137,190              --
                                                                 -----------     -----------
STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.0001 par value, 50,000,000 shares
       authorized, issued and outstanding: March 31, 2004 -
       6,974,582 shares; December 31, 2003 - 6,614,582 shares            697             661
    Paid-in capital                                                1,052,693         998,729
    Less: Deferred stock compensation                                (16,800)        (33,483)
    Accumulated deficit                                           (1,232,068)     (1,132,160)
                                                                 -----------     -----------
             Total stockholders' deficit                            (195,478)       (166,253)
                                                                 -----------     -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $   175,753     $   161,998
                                                                 ===========     ===========


              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)


                                                        2004            2003
                                                    (UNAUDITED)     (UNAUDITED)
                                                    -----------     -----------

SERVICE REVENUES                                    $   288,227     $   262,246

COST OF SERVICES                                        213,413         198,911
                                                    -----------     -----------

GROSS MARGIN                                             74,814          63,335

OPERATING EXPENSES
     Legal & professional fees                           23,495          28,960
     Advertising/Promotion                                2,291           1,810
     Salaries and benefits                              113,140          41,716
     Taxes & licenses                                        45           1,829
     Rent & leases                                        3,644           4,877
     Travel & entertainment                                  85           1,425
     Administrative expenses                             27,268          12,859
                                                    -----------     -----------
           Total operating expenses                     169,968          93,476

 LOSS FROM OPERATIONS                                   (95,154)        (30,141)

OTHER EXPENSES
      Interest expense                                   (4,754)         (2,288)
                                                    -----------     -----------
          Net other expenses                             (4,754)         (2,288)

NET LOSS                                            $   (99,908)    $   (32,429)
                                                    ===========     ===========
LOSS PER SHARE
     Basic and diluted                              $      (.01)    $      (.01)
                                                    ===========     ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
USED TO CALCULATE LOSS PER SHARE
     Basic and diluted                                6,788,582       5,592,180
                                                    ===========     ===========

              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)


                                                          2004          2003
                                                       (UNAUDITED)   (UNAUDITED)
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                            $ (99,908)    $ (32,429)
    Adjustments to reconcile net loss to cash
    provided by (used in) operating activities:
        Depreciation                                        1,955         1,124
        Contributed services                                   --         3,000
        Common stock issued for services                   54,000       171,500
        Amortization of stock compensation                 16,683            --
    Decrease (increase) in current assets:
        Accounts receivable                                22,090       (32,679)
        Prepaid and other assets                          (22,799)     (154,937)
    Increase (decrease) in current liabilities:
        Accounts payable                                  (13,234)          619
        Bank overdraft                                         --        (9,712)
        Accrued salaries and payroll taxes                (88,799)       25,526
        Other current liabilities                              --         4,503
                                                        ---------     ---------
           Total adjustments                              (30,104)        8,944
                                                        ---------     ---------

    Net cash used in operating activities                (130,012)      (23,485)
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                     (1,784)       (4,400)
                                                        ---------     ---------
    Net cash used in investing activities                  (1,784)       (4,400)
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from insurance financing                         --        23,594
     Repayments of insurance financing                         --        (6,413)
     Proceeds from notes payable                           47,823            --
     Borrrowings from (repayments to) stockholders        (40,000)       17,100
     Proceeds from loans payable - related party          137,190            --
                                                        ---------     ---------
     Net cash provided by financing activities            145,013        34,281
                                                        ---------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  13,217         6,396

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD             --            --
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD            $  13,217     $   6,396
                                                        =========     =========


              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2004 (UNAUDITED)


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

Revenue Recognition

Staffing and managed service revenue and the related labor costs and payroll are recorded in the period in which services are performed. Permanent placement revenues are recognized when services provided are substantially completed. Allowances are established to estimate losses due to placed candidates not remaining employed for our guaranteed period. The Company follows Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," in the presentation of revenues and expenses. This guidance requires Resolve to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. In situations where Resolve is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the consolidated statements of operations.

Stock Based Employee Compensation:

Resolve accounts for and reports its stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), Financial Accounting Standards Board Interpretation No, 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure ("SFAS 148"). Accordingly, compensation cost for stock options and warrants are measured as the excess, if any, of the fair value of the Company's stock at the date

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2004 (UNAUDITED)


NOTE  A  -  ORGANIZATION,   NATURE  OF  OPERATIONS  AND  BASIS  OF  PRESENTATION
(CONTINUED)

of grant over the stock option exercise price. Resolve accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under SFAS 123, stock option awards issued to non-employees are accounted for at their fair value on the date issued, where fair value is determined using the Black-Scholes option pricing method.

There are no differences between the historical and pro-forma stock based compensation value.

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


NOTE B - LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a working capital deficiency and a stockholder's deficit of $82,410 and $195,478, respectively, as of March 31, 2004. In addition, the Company has incurred substantial losses and has been dependent upon the financial support of stockholders, management and other related parties. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2004 (UNAUDITED)


NOTE B - LIQUIDITY AND MANAGEMENT'S PLANS (CONTINUED)

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


NOTE C - NOTES PAYABLE

Note Payable

During May and June 2002, the Company obtained loans from an unrelated individual for a total of $40,000. The underlying notes payable bear interest at 12% per annum payable quarterly in arrears and are secured by the accounts receivable of the Company. The maturities were extended to July 3, 2004, and have subsequently been extended to be due on demand.

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


NOTE D - NOTE PAYABLE - RELATED PARTY

Notes payable-related party represents aggregate borrowings totaling $91,500 to William Brown, the company's executive vice president, and majority shareholder. The underlying note bears interest at 5% and is due on March 31, 2004. The Company has a verbal agreement to extend the maturity to March 31, 2005.


NOTE E - LOANS PAYABLE - RELATED PARTY

On December 8, 2003, the Company entered into a non-interest bearing short-term credit agreement with ELS, Inc that provides for borrowings of up to $200,000. ELS, Inc. is a company owned by Ronald Heineman, the Company's Chief Executive Officer. The underlying promissory note is secured by 2,000,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. As of March 31, 2004, there was $137,190 outstanding under this agreement. Balances due under the credit agreement were originally due May 8, 2004, but the agreement was extended on a month-to-month basis and provided for an additional $100,000 in borrowings. Also see Note F as it relates to common stock issued to Ronald Heineman under an employment and consulting agreement.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2004 (UNAUDITED)


NOTE F - STOCKHOLDERS' EQUITY

On February 7, 2003, the Board of Directors approved a one-year agreement with Pinnacle Corporate Services, LLC ("Pinnacle") to provide Resolve with the following services: assistance and/or preparation of financial, strategic and business plans, assist and advise Resolve on recruiting key management talent and members of the board of directors, and provide advice and consult with Resolve concerning management, products and services. According to the agreement, Resolve agreed to issue Pinnacle a total of 950,000 restricted shares of the Company's $.0001 par value common stock as part of the compensation package. Resolve agreed to prepare and file a registration statement on or before May 31, 2003 and register the shares issued to Pinnacle. Resolve issued the 950,000 shares of its common stock to Pinnacle Corporate Services, LLC as partial compensation for a the one-year agreement to provide consulting services and valued the shares at $133,000 representing the market value of such shares based upon recent sales.

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

On December 29, 2003, Resolve issued 200,000 shares of its restricted common stock to Michael Knox, as partial compensation for a one-year agreement to serve as the Company's Chief Financial Officer valued at $28,000, representing the market value of such shares based upon recent sales, through December 31, 2004.

On December 29, 2003, Resolve pledged 2,000,000 shares of common stock as collateral for a Line of Credit to ELS, Inc., which is a company owned by Ronald Heineman.

On December 29, 2003, Resolve issued 280,000 shares of common stock, valued at $39,200, representing the market value of such shares based upon recent sales, to Ronald Heineman the Company's Chief Executive Officer under an employment contract that also provides for future stock issuances. The stock was and will be issued as follows: 100,000 shares upon execution of the Agreement, plus the first month's compensation of 180,000 shares, and 180,000 shares at each monthly anniversary beginning February 2004.

On February 2, 2004, Resolve issued 180,000 shares of common stock, valued at $27,000, representing the market value of such shares based upon recent sales, to Ronald Heineman the Company's Chief Executive Officer as part of his employment contract listed previously.

On March 1, 2004, Resolve issued 180,000 shares of common stock, valued at $27,000, representing the market value of such shares based upon recent sales, to Ronald Heineman the Company's Chief Executive Officer as part of his employment contract listed previously.

Deferred Stock Compensation:

Compensation and consulting expense related to the two common stock issuances February 2003, and December 2003 noted above, are being amortized over the benefited periods of 12 months. The remaining outstanding amount of $16,800 is carried as a contra account to equity in the accompanying financial statements.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2004 (UNAUDITED)


NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock Warrants:

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


NOTE I - SUBSEQUENT EVENTS

On April 1, 2004, Resolve issued 360,000 shares (April and May) of common stock, valued at $54,000, representing the market value of such shares based upon recent sales, to Ronald Heineman the Company's Chief Executive Officer as part of his employment contract.

On June 1, 2004, Resolve issued 360,000 shares (June and July) of common stock, valued at $54,000, representing the market value of such shares based upon recent sales, to Ronald Heineman the Company's Chief Executive Officer as part of his employment contract.

On June 30, 2004 Resolve issued 1,000 shares of common stock, valued at $150, representing the market value of such shares based upon recent sales, to Barbara Green, an unrelated individual, as consideration for the extension of the Company's note payable.

On July 9,  2004,  Resolve  Staffing,  Inc.  and  Wanda  Dearth  entered  into a
Settlement Agreement pertaining to a lawsuit (Case No. 0401248) filed in Hillsborough County, Florida.

On September 22, 2004, Don Quarterman resigned as an Officer of Resolve Staffing, Inc. There were no disputes between the Company and Mr. Quarterman. Mr. Quarterman will remain as a Director of Resolve Staffing, Inc.

On September 22, 2004, Bill Brown resigned as an Officer of Resolve Staffing, Inc. There were no disputes between the Company and Mr. Brown. Mr. Brown will remain as a Director of Resolve Staffing, Inc.

As of September 30, 2004, there was $256,897 outstanding under the credit agreement with ELS, Inc., which was originally due to expire on May 8, 2004, but was extended on a month-to-month basis and provided for an additional $100,000 in borrowings.

As disclosed in our Form 10-QSB filed June 28, 2004 the Company's prior auditor resigned on August 16, 2004. As disclosed in our Form 8-K filing dated September 22, 2004, the Company engaged new auditors on September 21, 2004. The Company is filing this Form 10-QSB/A in order to comply with regulatory requirements for filing interim financial statements.

After the filing of the Registrant's Form 8-K on August 25, 2004, disclosing the resignation of our former auditors, the Registrant received notice from the Nasdaq Listing Qualifications Department that our eligibility to continue price quotations on the Bulletin Board would be suspended due to our failure to comply with the financial statement requirements of Item 310(b) of Regulation S-B. The Registrant requested a eligibility hearing with the Listing Qualifications Department, which was held telephonically on October 28, 2004, during which time the Registrant disclosed that it had retained new auditors as of September 21, 2004 and that amended Forms 10-QSB for the first and second quarters of the current year would be filed no later than November 10, 2004. As of the date of this report, the Registrant has not received any ruling as a result of the eligibility hearing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report and other reports, as well as other written and oral statements made or released by us, may contain forward-looking statements. Forward-looking statements are statements that describe, or that are based on, our current expectations, estimates, projections and beliefs. Forward-looking statements are based on assumptions made by us, and on information currently available to us. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "anticipate," "intend," "expect," "estimate," "project", "predict", "hope", "should", and "may", other words and expressions that have similar meanings, and variations of such words and expressions, among others, usually are intended to help identify forward-looking statements.

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

Our cost of services increased from $198,911 for the three months ended March 31, 2003 to $213,413 for the three months ended March 31, 2004. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue our cost of services decreased slightly from 76% to 74%, which is attributable to management's continued efforts to control costs.

For the three months ended March 31, 2004 and 2003 the major categories of expenses, as a percent of revenue were as follows:

                                                2004             2003
                                          ----------------------------------
      Legal & professional                        8%              11%
      Advertising & promotion                     1%               1%
      Salaries & benefits                        39%              16%
      Taxes & licenses                           --%               1%
      Rent & leases                               1%               2%
      Travel & entertainment                     --%               1%
      Administrative expenses                     9%               5%

Legal & professional expense decreased from $28,960 in 2003 to $23,495 in 2004 or a 19% decrease, reflecting management's ability to reduce expenses.

Advertising and promotion expense increased slightly from $1,810 in 2003 to $2,291 in 2004, reflecting an increased level of outside advertising and promotion.

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

Administrative expenses increased from $12,859 in 2003 to $27,268 in 2004,or a 112% increase. Changes in the major components of administrative expenses from the three months ended March 31, 2003 to March 31, 2004 were as follows: an increase in printing costs of $4,821; an increase in postage and shipping expenses of $5,179; an increase in computer support of $2,103; and an increase in public company expenses of $6,565 (primarily due to filing various amendments to our registration statement).

Interest expense increased from $2,288 in 2003 to $4,754 in 2004 or a $2,466 increase. The change was do to additional borrowing on the credit line and other notes payable.


LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a working capital deficiency and an accumulated deficit of $82,410 and $195,478 as of March 31, 2004, respectively. In addition, the Company is in the formative period and has not yet achieved profitable operations, and has been dependent upon the financial support of stockholders, management and other related parties. These conditions raise substantial doubt as to the ability of the Company to continue its business operations as a going concern.

Management is currently engaged in accessing additional financial resources to support the Company's operations until profitability can be achieved. In addition, management is reviewing a number of strategic alliances and acquisitions that may advance the Company's operations into a profitable state. However, while these strategies are under development, costs and expenses have been substantially curtailed. Ultimately, the Company's ability to continue as a going concern is dependent upon the access of additional capital to support operations and strategic growth strategies. There can be no assurance that management will be successful in these efforts. The financial statements do not reflect any adjustments that may arise as a result of this uncertainty.

FOR THE THREE MONTHS ENDED MARCH 31, 2004

For the three months ended March 31, 2004 we incurred a net loss of $99,908. Of this loss, $72,638 did not represent the use of cash. These consist of depreciation ($1,955), the expensing of prepaid consulting expenses ($16,683), which resulted from the issuance of our common stock and common stock issued for services ($54,000). Changes in accounts receivable, prepaid and other expenses, and bank overdraft, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used by operations to $130,012. Additionally we used $1,784 to purchase a computer during this period.

Our average monthly revenue for each of the four quarters of 2003 was $87,986, $92,306, $73,654, and $115,224, respectively, and has increased to a monthly average of $96,076 for the first quarter of 2004. Although we have seen our average monthly revenues and business activity increase, we expect to continue to incur losses for the foreseeable future.

We expect our operating expenses to increase significantly in the near future as we attempt to build our brand and expand our customer base. We hope our expenses will be funded from operations and short-term loans from officers, shareholders or others; however, our operations may not provide such funds and we may not be able obtain short-term loans from officers, shareholders or others. Our officers and shareholders are under no obligation to provide additional loans to the company.


ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-14 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, Resolve carried out an evaluation of the effectiveness of the design and operation of Resolve's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of Resolve's management, including Resolve's Chief Financial Officer, who concluded that Resolve's disclosure controls and procedures are effective. There have been no significant changes in Resolve's internal controls or in other factors, which could significantly affect internal controls subsequent to the date Resolve carried out its evaluation.

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

                           PART II - OTHER INFORMATION


ITEM 4.  CHANGES IN SECURITIES

On February 7, 2003, the Board of Directors approved a one-year agreement with Pinnacle Corporate Services, LLC ("Pinnacle") to provide Resolve with the following services: assistance and/or preparation of financial, strategic and business plans, assist and advise Resolve on recruiting key management talent and members of the board of directors, and provide advice and consult with Resolve concerning management, products and services. According to the agreement, Resolve agreed to issue Pinnacle a total of 950,000 restricted shares of the Company's $.0001 par value common stock as part of the compensation package. Resolve agreed to prepare and file a registration statement on or before May 31, 2003 and register the shares issued to Pinnacle. Resolve issued the 950,000 shares of its common stock to Pinnacle Corporate Services, LLC as partial compensation for a the one-year agreement to provide consulting services and valued the shares at $133,000 representing the market value of such shares based upon recent sales.

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

On December 29, 2003, Resolve issued 200,000 shares of its restricted common stock to Michael Knox, as partial compensation for a one-year agreement to serve as the Company's Chief Financial Officer valued at $28,000, representing the market value of such shares based upon recent sales, through December 31, 2004.

On December 29, 2003, Resolve pledged 2,000,000 shares of common stock as collateral for a Line of Credit to ELS, Inc., which is a company owned by Ronald Heineman.

On December 29, 2003, Resolve issued 280,000 shares of common stock, valued at $39,200, representing the market value of such shares based upon recent sales, to Ronald Heineman the Company's Chief Executive Officer under an employment contract that also provides for future stock issuances. The stock was and will be issued as follows: 100,000 shares upon execution of the Agreement, plus the first month's compensation of 180,000 shares, and 180,000 shares at each monthly anniversary beginning February 2004.

On February 2, 2004, Resolve issued 180,000 shares of common stock, valued at $27,000, representing the market value of such shares based upon recent sales, to Ronald Heineman the Company's Chief Executive Officer as part of his employment contract listed previously.

On March 1, 2004, Resolve issued 180,000 shares of common stock, valued at $27,000, representing the market value of such shares based upon recent sales, to Ronald Heineman the Company's Chief Executive Officer as part of his employment contract listed previously.

On April 1, 2004, Resolve issued 360,000 shares (April and May) of common stock, valued at $54,000, representing the market value of such shares based upon recent sales, to Ronald Heineman the Company's Chief Executive Officer as part of his employment contract listed previously.

On June 1, 2004, Resolve issued 360,000 shares (June and July) of common stock, valued at $54,000, representing the market value of such shares based upon recent sales, to Ronald Heineman the Company's Chief Executive Officer as part of his employment contract listed previously.

On June 30, 2004 Resolve issued 1,000 shares of common stock, valued at $150, representing the market value of such shares based upon recent sales, to Barbara Green, an unrelated individual, as consideration for the extension of the Company's note payable.


ITEM 5.  OTHER INFORMATION

On July 9,  2004,  Resolve  Staffing,  Inc.  and  Wanda  Dearth  entered  into a
Settlement Agreement pertaining to a lawsuit (Case No. 0401248) filed in Hillsborough County, Florida.

On August 16, 2004, Aidman, Piser and Company ("APC"), the Company's independent auditors, notified the Company that they were resigning from the client-auditor relationship with the Company effective as of that date.

APC was engaged by the Company to serve as the Company's independent auditors for the fiscal year ended December 31, 2003. The report of APC with respect to the Company's financial statements for the fiscal year ended December 31, 2003 was modified for the uncertainty surrounding our ability to continue as a going concern. During the fiscal year ended December 31, 2003 and the period from December 31, 2003 through the date of APC's resignation, there were no disagreements between the Company and APC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of APC, would have caused APC to make reference to the subject matter of the disagreements in connection with its report on the Registrant's financial statements for such year.

On September 21, 2004, the Company engaged PKF, Certified Public Accountants, a Professional Corporation ("PKF"), as its independent registered public accountants. For additional information refer to our Form 8-K filed on September 23, 2004.

On September 22, 2004, Don Quarterman resigned as an Officer of Resolve Staffing, Inc. There were no disputes between the Company and Mr. Quarterman. Mr. Quarterman will remain as a Director of Resolve Staffing, Inc.

On September 22, 2004, Bill Brown resigned as an Officer of Resolve Staffing, Inc. There were no disputes between the Company and Mr. Brown. Mr. Brown will remain as a Director of Resolve Staffing, Inc.


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

                                       RESOLVE STAFFING, INC.


Dated:  November 10, 2004               /s/ Ronald Heineman
                                       ----------------------------------
                                       By: Ronald Heineman
                                       Chief Executive Officer (principal
                                       executive officer, director)



Dated:  November 10, 2004               /s/ Michael A. Knox
                                       ----------------------------------
                                       By:  MIchael A. Knox
                                       Chief Financial Officer (principal
                                       financial & accounting officer, director)