Form 10QSB/A
period 2004-06-30
RESOLVE STAFFING INC
filed 2004-11-10
CIK 1106207

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

                                     NEVADA
              ---------------------------------------------------
         (State or Other Jurisdiction of Incorporation or Organization)

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

                             RESOLVE STAFFING, INC.
           FORM 10-QSB/A FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           Consolidated balance sheets as of June 30, 2004 (unaudited)
           and December 31, 2003                                               3

           Consolidated statements of operations for the three and
           six months ended June 30, 2004 and 2003 (unaudited)                 4

           Consolidated statements of cash flows for the six months
           ended June 30, 2004 and 2003 (unaudited)                            5

           Notes to consolidated financial statements (unaudited)              6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                 11

ITEM 3.  CONTROLS AND PROCEDURES                                              14


PART II - OTHER INFORMATION

ITEM 4.  CHANGES IN SECURITIES                                                15

ITEM 5.  OTHER INFORMATION                                                    16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     16

                             RESOLVE STAFFING, INC.
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                                                    2004            2003
                                                                (UNAUDITED)
                                                                -----------     -----------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                   $        34     $        --
    Accounts receivable, net of allowance for bad
       debts of $4,500 for 2004 and 2003                            120,347         116,723
    Prepaid and other assets                                         41,500          20,982
                                                                -----------     -----------
        Total current assets                                        161,881         137,705

PROPERTY AND EQUIPMENT
    Property and equipment                                           46,547          44,763
    Less: Accumulated depreciation                                   24,410          20,470
                                                                -----------     -----------
        Net property and equipment                                   22,137          24,293

                 TOTAL ASSETS                                   $   184,018     $   161,998
                                                                ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses                       $    84,907     $    62,987
    Accrued salaries and payroll taxes                                3,078          92,764
    Notes payable                                                    89,100          81,000
    Note payable - related party                                     91,500          91,500
                                                                -----------     -----------
        Total current liabilities                                   268,585         328,251
                                                                -----------     -----------
LONG-TERM  LIABILITIES
     Loans payable - related party                                  170,245              --
                                                                -----------     -----------
         Total long-term liabilities                                170,245              --
                                                                -----------     -----------
STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $.0001 par value, 50,000,000 shares
      authorized, issued and outstanding: June 30, 2004 -
      7,695,582 shares; December 31, 2003 - 6,614,582 shares            769             661
    Paid-in capital                                               1,160,771         998,729
    Less: Deferred stock compensation                               (38,200)        (33,483)
    Accumulated deficit                                          (1,378,152)     (1,132,160)
                                                                -----------     -----------
             Total stockholders' deficit                           (254,812)       (166,253)
                                                                -----------     -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $   184,018     $   161,998
                                                                ===========     ===========


              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 JUNE 30,                        JUNE 30,
                                           2004            2003            2004            2003
                                       (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                       -----------     -----------     -----------     -----------
SERVICE REVENUES                       $   410,178     $   276,920     $   698,405     $   539,166

COST OF SERVICES                           336,099         205,511         549,512         404,422
                                       -----------     -----------     -----------     -----------

GROSS MARGIN                                74,079          71,409         148,893         134,744

OPERATING EXPENSES
     Legal & professional fees              61,293          66,333          84,788          95,292
     Advertising/Promotion                   2,902           3,275           5,192           5,086
     Salaries and benefits                 118,420          62,027         231,561         103,743
     Taxes and Licenses                         --           3,864              45           5,693
     Rent & leases                           3,634           2,958           7,279           7,835
     Travel & entertainment                     65           2,747             149           4,172
     Administrative expenses                31,329          15,809          58,597          28,666
                                       -----------     -----------     -----------     -----------
           Total operating expenses        217,643         157,013         387,611         250,487
                                       -----------     -----------     -----------     -----------

LOSS FROM OPERATIONS                      (143,564)        (85,604)       (238,718)       (115,743)

OTHER EXPENSES
      Interest expense                      (2,520)           (963)         (7,274)         (3,252)
                                       -----------     -----------     -----------     -----------
          Net other expenses                (2,520)           (963)         (7,274)         (3,252)
                                       -----------     -----------     -----------     -----------

NET LOSS                               $  (146,084)    $   (86,567)    $  (245,992)    $  (118,995)
                                       ===========     ===========     ===========     ===========
LOSS PER SHARE
     Basic and diluted                 $      (.02)    $      (.01)    $      (.03)    $      (.02)
                                       ===========     ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING USED TO CALCULATE LOSS
PER SHARE
     Basic and diluted                   7,445,351       6,046,069       7,118,780       5,605,029
                                       ===========     ===========     ===========     ===========


              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              2004          2003
                                                          (UNAUDITED)   (UNAUDITED)
                                                           ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(245,992)    $(118,995)
  Adjustments to reconcile net loss to cash provided by
  (used in) operating activities:
  Depreciation                                                 3,940         2,331
  Contributed services                                            --         6,000
  Common stock issued for services and interest charges      162,150       174,500
  Amortization of stock compensation                          (4,717)     (100,042)
Decrease (increase) in current assets:
     Accounts receivable                                      (3,624)      (12,935)
     Prepaid and other assets                                (20,518)      (27,279)
Increase (decrease) in current liabilities:
     Accounts payable                                         60,407         6,482
     Bank overdraft                                           (6,180)        1,942
     Accrued salaries                                        (13,233)       23,187
     Accrued payroll taxes                                   (76,453)       (5,587)
     Other current liabilities                               (32,307)        7,342
                                                           ---------     ---------
          Total adjustments                                   69,465        75,941
                                                           ---------     ---------

Net cash used in operating activities                       (176,527)      (43,054)
                                                           ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                       (1,784)      (14,488)
                                                           ---------     ---------

Net cash used in investing activities                         (1,784)      (14,488)
                                                           ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from insurance financing                            --        48,594
     Repayments of insurance financing                            --       (19,303)
     Proceeds from notes payable                              48,100        21,000
     Borrowings from (repayments to) stockholders            (40,000)       15,001
     Repayments of debentures payable                             --        (7,750)
     Proceeds from loans payable - related party             170,245            --
                                                           ---------     ---------

Net cash provided by financing activities                    178,345        57,542
                                                           ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              34            --

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                --            --
                                                           ---------     ---------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD               $      34            --
                                                           ---------     ---------


              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)


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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the six months ended June 30, 2004 and 2003 have been included.

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

Stock Based Employee Compensation:

Resolve accounts for and reports its stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), Financial Accounting Standards Board Interpretation No, 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure ("SFAS 148"). Accordingly, compensation cost for stock options and warrants are measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the stock option exercise price. Resolve accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)


NOTE  A  -  ORGANIZATION,   NATURE  OF  OPERATIONS  AND  BASIS  OF  PRESENTATION
(CONTINUED)

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

NOTE B - LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a working capital deficiency and a stockholder's deficit of $106,704 and $254,812, respectively, as of June 30, 2004. In addition, the Company has incurred substantial losses and has been dependent upon the financial support of stockholders, management and other related parties. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

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

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)


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

NOTE D - NOTE PAYABLE - RELATED PARTY

Notes payable - related party represents aggregate borrowings totaling $91,500 to William Brown, the Company's executive vice president, and majority shareholder. The underlying note bears interest at 5% and was due on March 31, 2004. The Company has a verbal agreement to extend the maturity to March 31, 2005.

NOTE E - LOANS PAYABLE - RELATED PARTY

On December 8, 2003, the Company entered into a non-interest bearing short-term credit agreement with ELS, Inc that provides for borrowings of up to $200,000. ELS, Inc., is a company owned by Ronald Heineman, the Company's Chief Executive Officer. The underlying promissory note is secured by 2,000,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. As of June 30, 2004, there was $170,245 outstanding under this agreement. Balances due under the credit agreement were originally due May 8, 2004, but the agreement was extended on a month-to-month basis and provided for an additional $100,000 in borrowings. Also see Note F as it relates to common stock issued to Ronald Heineman under an employment and consulting agreement.

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

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)


NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

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

Deferred Stock Compensation:

Compensation and consulting expense related to the two common stock issuances February 2003, and December 2003 noted above, are being amortized over the benefited periods of 12 months. The remaining outstanding amount of $38,200 is carried as a contra account to equity in the accompanying financial statements.

Common Stock Warrants:

As of June 30, 2004 there were 4,256,600 stock warrants outstanding which are due to expire on June 30, 2007. Each warrant has an exercise price of $.15 per share price. All stock warrants are exercisable.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)


NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2004 and 2003 amounted to $7,124 and 3,252 respectively.

During the six months ended June 30, 2004, Resolve issued 1,000 shares of common stock, valued at $150, to an unrelated individual as compensation for an extension on the Company's notes payable.

During the six months ended June 30, 2004, Resolve issued 1,080,000 shares of common stock, valued at $162,000, to officers for compensation.

NOTE H - NET LOSS PER SHARE

Net loss per share is computed based upon the weighted average number of outstanding shares of the Company's common stock for each period presented. The weighted average number of shares excludes 4,256,600 common stock equivalents, representing principally warrants and stock options, since the effect of including them would be anti-dilutive.

NOTE I - SUBSEQUENT EVENTS

On July 9,  2004,  Resolve  Staffing,  Inc.  and  Wanda  Dearth  entered  into a
Settlement Agreement pertaining to a lawsuit (Case No. 0401248) filed in Hillsborough County, Florida.

On August 16, 2004, Resolve Staffing, Inc.'s auditors (Aidman, Piser and Company) resigned as the Company's auditors. The Company is not aware of any disagreement with its previous auditor regarding the contents of the Company's financial statements or the presentation thereof, rather the basis for the auditors' resignation was premised upon the auditor's belief that they were not given sufficient advance time to review this quarterly report filed on Form 10-QSB and the auditor's opinion that they were not given sufficient time to review the Company's previously filed quarterly report filed with the Commission on or about June 28, 2004. Given the sudden and unexpected nature of the resignation the Audit committee of the Board of Directors for the Company set about the process of engaging new registered public accountants. On September 21, 2004, the Company engaged PKF, Certified Public Accountants, a Professional Corporation,("PKF"), as its independent public accountants. For additional information refer to our Form 8-K filed on September 23, 2004.

As disclosed in our Form 10-QSB filed August 19, 2004 the Company's prior auditor resigned on August 16, 2004. As disclosed in our Form 8-K filing dated September 22, 2004, the Company engaged new auditors on September 21, 2004. The Company is filing this Form 10-QSB/A in order to comply with regulatory requirements for filing interim financial statements.

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

As of September 30, 2004, there was $256,897 outstanding under the credit agreement with ELS, Inc., which was originally due to expire on May 8, 2004, but was extended on a month-to-month basis and provided for an additional $100,000 in borrowing.

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

RESULTS OF OPERATIONS

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003.

Our net loss increased from $86,567 for the three months ended June 30, 2003 to $146,084 or a 69% increase for the three months ended June 30, 2004. A line-by-line discussion of our results of operations is as follows:

Revenues for the three months ended June 30, 2003 compared to 2004 increased from $276,920 to $410,178 or a 48% increase, reflecting our continued marketing efforts.

Our cost of services increased from $205,511 for the three months ended June 30, 2003 to $336,099 for the three months ended June 30, 2004. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue our cost of services increased from 74% to 82%, which is attributable to an overall increase in costs.

For the three months ended June 30, 2004 and 2003 the major categories of expenses, as a percent of revenue were as follows:

                                           2004                2003
                                   ----------------------------------------
     Legal & professional                   15%                24%
     Advertising & promotion                 1%                 1%
     Salaries & benefits                    29%                22%
     Taxes & licenses                        -%                 1%
     Rent & leases                           1%                 1%
     Travel & entertainment                  -%                 1%
     Administrative expenses                 8%                 8%

Legal & professional expense decreased from $66,333 in 2003 to $61,293 in 2004 or an 8% decrease, reflecting management's ability to reduce expenses.

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

Rent & leases expense increased slightly from $2,958 in 2003 to $3,634 in 2004, reflecting the higher rental cost of our new facilities.

Travel & entertainment decreased from $2,747 in 2003 to $65 in 2004, reflecting a decrease in the number of staffing industry conventions and seminars attended.

Administrative expenses increased from $15,809 in 2003 to $31,329 in 2004 or a 98% increase. Changes in the major components of administrative expenses for the three months ended June 30, 2003 to June 30, 2004 were primarily due to an increase in penalties of $8,911.

Interest expense increased from $963 in 2003 to $2,520 in 2004 or a $1,557 increase. The change was due to additional borrowings on the credit line and other notes payable.

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003.

Our net loss increased from $118,995 for the six months ended June 30, 2003 to $245,992 or a 107% increase for the six months ended June 30, 2004. A line-by-line discussion of our results of operations is as follows:

Revenues for the six months ended June 30, 2003 compared to 2004 increased from $539,166 to $698,405 or a 30% increase, reflecting our continued marketing efforts.

Our cost of services increased from $404,422 for the six months ended June 30, 2003 to $549,512 for the six months ended June 30, 2004. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue our cost of services increased from 75% to 79%, which is attributable to an overall increase in costs.

For the six months ended June 30, 2004 and 2003 the major categories of expenses, as a percent of revenue were as follows:

                                          2004                 2003
                                   -----------------------------------------
    Legal & professional                    12%                18%
    Advertising & promotion                  1%                 1%
    Salaries & benefits                     33%                19%
    Taxes & licenses                         -%                 2%
    Rent & leases                            1%                 1%
    Travel & entertainment                   -%                 1%
    Administrative expenses                  8%                 5%

Legal & professional expense decreased from $95,292 in 2003 to $84,788 in 2004 or an 11% decrease, reflecting management's ability to reduce expenses.

Advertising and promotion expense increased slightly from $5,086 in 2003 to $5,192 in 2004, reflecting a decreased level of outside advertising and promotion, while relying more on direct customer sales contacts by our sales staff.

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

Travel & entertainment decreased from $4,172 in 2003 to $149 in 2004 due to a decrease in the number of staffing industry conventions and seminars attended.

Administrative expenses increased from $28,666 in 2003 to $58,597 in 2004 or a 104% increase. Changes in the major components of administrative expenses for the six months ended June 30, 2003 and June 30, 2004 were primarily due to an increase in penalties of $9,060; an increase in printing costs of $6,684; an increase in postage and shipping expenses of $1,761; an increase in computer support of $2,117; and an increase in public company expenses of $7,291 (primarily due to filing various amendments to our registration statement).

Interest expense increased from $3,252 in 2003 to $7,274 in 2004 or a $4,022 increase. The change was due to additional borrowings on the credit line and other notes payable.


LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a working capital deficiency and an accumulated deficit of $106,704 and $254,813 as of June 30, 2004, respectively. In addition, the Company is in the formative period and has not yet achieved profitable operations, and has been dependent upon the financial support of stockholders, management and other related parties. These conditions raise substantial doubt as to the ability of the Company to continue its business operations as a going concern.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2004

For the six months ended June 30, 2004 we incurred a net loss of $245,992. Of this loss, $161,373 did not represent the use of cash. These consist of depreciation ($3,940), the expensing of prepaid consulting expenses and interest expenses ($157,433) which resulted from the issuance of our common stock. Changes in accounts receivable, prepaid and other expenses were offset by changes in accounts payable, payroll, salary, and other accruals brought the total cash used by operations to $176,527. Additionally we used $1,784 to purchase a computer during this period.

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

APC was engaged by the Company to serve as the Company's independent auditors for the fiscal year ended December 31, 2003. The report of APC with respect to the Company's financial statements for the fiscal year ended December 31, 2003 was modified for the uncertainty surrounding our ability to continue as a going concern. During the fiscal year ended December 31, 2003 and the period from December 31, 2003 through the date of APC's resignation, there were no disagreements between the Company and APC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of APC, would have caused APC to make reference to the subject matter of the disagreements in connection with its report on the Company's financial statements for such year.

On September 21, 2004, the Company engaged PKF, Certified Public Accountants, a Professional Corporation ("PKF"), as its independent public accountants. For additional information refer to our Form 8-K filed on September 23, 2004.

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

                                       RESOLVE STAFFING, INC.


Dated:  November 10, 2004                /s/ Ronald Heineman
                                       -------------------------------
                                       By: Ronald Heineman
                                       Chief Executive Officer (principal
                                       executive officer, director)


                                       /s/ Michael A. Knox
Dated:  November 10, 2004               -------------------------------
                                       By:  Michael A. Knox
                                       Chief Financial Officer (principal
                                       financial & accounting officer, director)