Form 10QSB
period 2004-09-30
RESOLVE STAFFING INC
filed 2004-11-19
CIK 1106207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

             For the transition period from __________ to __________

                         Commission File Number 0-29485

                             RESOLVE STAFFING, INC.
                           --------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                                     NEVADA
              ------------------------------- --------------------
                         (State or Other Jurisdiction of
                         Incorporation or Organization)

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2004, there were outstanding 7,695,582 shares of common stock, par value $0.0001, and no shares of preferred stock.

                             RESOLVE STAFFING, INC.
          FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                      INDEX

PART I - FINANCIAL INFORMATION
ITEM  1.  FINANCIAL STATEMENTS

         Consolidated balance sheets as of September 30, 2004 (unaudited) and
         December 31, 2003                                                                        3

         Consolidated statements of operations for the three months and nine months
         ended September 30, 2004 and 2003 (unaudited)                                            4

         Consolidated  statements  of cash  flows  for  the  nine  months  ended
         September 30, 2004 and 2003 (unaudited)                                                  5

         Notes to consolidated financial statements (unaudited)                                   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                                     11

ITEM 3. CONTROLS AND PROCEDURES                                                                  14

PART II - OTHER INFORMATION

ITEM 4. CHANGES IN SECURITIES                                                                    15

ITEM 5. OTHER INFORMATION                                                                        16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                         17

                             RESOLVE STAFFING, INC.
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003


                                                                     2004
                    ASSETS                                        (UNAUDITED)          2003
                                                                --------------    --------------
CURRENT ASSETS
    Cash and cash equivalents                                   $          475    $           --
    Accounts receivable, net of allowance for bad
         debts of $4,500 for 2004 and 2003                             182,324           116,723
    Prepaid and other assets                                            14,515            20,982
                                                                --------------    --------------
        Total current assets                                           197,314           137,705
                                                                --------------    --------------

PROPERTY AND EQUIPMENT
    Property and equipment                                              46,547            44,763
    Less: Accumulated depreciation                                      26,395            20,470
                                                                --------------    --------------
        Net property and equipment                                      20,152            24,293
                                                                --------------    --------------

                  TOTAL ASSETS                                  $      217,466    $      161,998
                                                                ==============    ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses                       $       72,448    $       62,987
    Accrued salaries and payroll taxes                                   3,078            92,764
    Loans payable - related party                                      261,977                --
    Notes payable                                                       89,100            81,000
    Note payable - related party                                        91,500            91,500
                                                                --------------    --------------
        Total current liabilities                                      518,103           328,251
                                                                --------------    --------------

STOCKHOLDERS' DEFICIT
    Common stock, $.0001 par value, 50,000,000 shares
     authorized, issued and outstanding: September 30, 2004 -
     7,695,582 shares; December 31, 2003 - 6,614,582 shares                769               661
    Paid-in capital                                                  1,160,771           998,729
    Less: Deferred stock compensation                                   (5,600)          (33,483)
    Accumulated (deficit)                                           (1,456,577)       (1,132,160)
                                                                --------------    --------------
             Total stockholders' deficit                              (300,637)         (166,253)
                                                                --------------    --------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
    DEFICIT                                                     $      217,466    $      161,998
                                                                ==============    ==============



              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)


                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                   2004           2003           2004          2003
                                                (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                -----------    -----------    -----------    -----------
SERVICE REVENUES                                $   495,275    $   220,961    $ 1,193,680    $   760,127

COST OF SERVICES                                    394,025        174,068        943,537        578,491
                                                -----------    -----------    -----------    -----------

GROSS MARGIN                                        101,250         46,893        250,143        181,636
                                                -----------    -----------    -----------    -----------

OPERATING EXPENSES
     Legal & professional fees                       51,434         71,878        136,222        170,218
     Advertising/Promotion                            1,753          3,433          6,945          8,519
     Salaries and benefits                           90,554         67,694        322,114        171,437
     Taxes and Licenses                               1,024          8,485          1,069         14,178
     Rent & leases                                    4,830          7,101         12,109         11,386
     Travel & entertainment                             638          2,399            787          5,887
     Administrative expenses                         25,919         47,490         84,516         73,920
                                                -----------    -----------    -----------    -----------
           Total operating expenses                 176,152        208,480        563,762        455,545
                                                -----------    -----------    -----------    -----------

 LOSS FROM OPERATIONS                               (74,902)      (161,587)      (313,619)      (273,909)
                                                -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSES)
      Interest expense                               (3,524)        (6,513)       (10,798)       (13,186)
                                                -----------    -----------    -----------    -----------
          Net other income (expenses)                (3,524)        (6,513)       (10,798)       (13,186)
                                                -----------    -----------    -----------    -----------

NET LOSS                                        $   (78,426)   $  (168,100)   $ ( 324,417)   $  (287,095)
                                                ===========    ===========    ===========    ===========
LOSS PER SHARE
     Basic and diluted                          $     ( .01)   $      (.03)   $      (.04)   $      (.05)
                                                ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
USED TO CALCULATE LOSS PER SHARE

     Basic and diluted                            7,695,582      6,100,082      7,315,213      5,655,736
                                                ===========    ===========    ===========    ===========





             See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,

                                                                                2004         2003
                                                                             (UNAUDITED)  (UNAUDITED)
                                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                    $(324,417)   $(287,095)
  Adjustments to reconcile net loss to cash provided by (used in) operating activities:
  Depreciation                                                                    5,925        4,656
  Contributed services                                                                         9,000
  Common stock issued for services and interest charges                         162,150           --
  Amortization of stock compensation                                             27,883      120,333

Decrease (increase) in current assets:
     Accounts receivable                                                        (65,601)      14,301
     Prepaid and other assets                                                     6,467       47,676

Increase (decrease) in current liabilities:

     Accounts payable                                                            47,948      (26,963)
     Accrued salaries                                                           (13,233)      30,059
     Accrued payroll taxes                                                      (76,453)      48,146
     Other current liabilities                                                  (32,307)      58,408
                                                                              ---------    ---------
          Total adjustments                                                      62,779      305,616
                                                                              ---------    ---------

Net cash provided by (used in) operating activities                            (261,638)      18,521
                                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                          (1,784)     (14,488)

                                                                              ---------    ---------
Net cash used in investing activities                                            (1,784)     (14,488)

                                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Bank overdraft                                                              (6,180)      (9,712)
     Proceeds from notes payable                                                 48,100       26,000
     Repayment of notes payable                                                 (40,000)          --
     Loan from stockholders, net                                                     --       12,740
     Repayments of debentures payable                                                --      (10,750)
     Proceeds from loans payable - related party                                261,977           --
                                                                              ---------    ---------
Net cash provided by financing activities                                       263,897       18,278
                                                                              ---------    ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                           475       22,311

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                                   --           --
                                                                              ---------    ---------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                                  $     475    $  22,311
                                                                              =========    =========


              See accompanying notes to these financialstatements.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2004 (UNAUDITED)


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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months and nine months ended September 30, 2004 and 2003 have been included.

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

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2004 (UNAUDITED)


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

NOTE B - LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a working capital deficiency and a stockholder's deficiency of $320,789 and $300,637, respectively, as of September 30, 2004. In addition, the Company has incurred substantial losses and has been dependent upon the financial support of stockholders, management and other related parties. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

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

                             RESOLVE STAFFING, INC.
                                    NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2004 (UNAUDITED)


NOTE C - NOTES PAYABLE

Notes Payable

During May and June 2002, the Company obtained loans from an unrelated individual for a total of $40,000. The underlying notes payable bear interest at 12% per annum payable quarterly in arrears and are secured by the accounts receivable of the Company. The Company has a verbal agreement to extend the maturity on a month to month basis.

Line of Credit

On May 14, 2003, the Company entered into a $50,000 demand credit facility with Mercantile Bank. Interest is payable at 3% above Mercantile Bank's prime rate (currently 8%) per annum. The line of credit is personally guaranteed by William
A. Brown, a company director and major shareholder. As of September 30, 2004, Resolve has drawn $49,100 on the line of credit.

NOTE D - NOTE PAYABLE - RELATED PARTY

Note payable-related party represents aggregate borrowings totaling $91,500 to William Brown, a company director and major shareholder. The underlying note bears interest at 5% and was due on March 31, 2004. The Company has a verbal agreement to extend the maturity to March 31, 2005.

NOTE E - LOANS PAYABLE - RELATED PARTY

On December 8, 2003, the Company entered into a non-interest bearing short-term credit agreement with ELS, Inc that provides for borrowings of up to $200,000. ELS, Inc., is a company owned by Ronald Heineman, the Company's Chief Executive Officer. The underlying promissory note is secured by 2,000,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. As of September 30, 2004, there was $261,977 outstanding under this agreement. Balances due under the credit agreement were originally due May 8, 2004, but the agreement was extended on a month-to-month basis and provided for an additional $100,000 in borrowings. Also see Note F as it relates to common stock issued to Ronald Heineman under an employment and consulting agreement.

NOTE F - STOCKHOLDERS' EQUITY

On February 7, 2003, the Board of Directors approved a one-year agreement with Pinnacle Corporate Services, LLC ("Pinnacle"), a company owned by Donald Quarterman, a company director and major shareholder, to provide Resolve with the following services: assistance and/or preparation of financial, strategic and business plans, assist and advise Resolve on recruiting key management talent and members of the board of directors, and provide advice and consult with Resolve concerning management, products and services. According to the agreement, Resolve agreed to issue Pinnacle a total of 950,000 restricted shares of the Company's $.0001 par value common stock as part of the compensation package. Resolve agreed to prepare and file a registration statement on or before May 31, 2003 and register the shares issued to Pinnacle. Resolve issued the 950,000 shares of its common stock to Pinnacle Corporate Services, LLC as compensation for the one-year agreement to provide consulting services and valued the shares at $133,000 representing the market value of such shares based upon recent sales.

On February 7, 2003, Resolve issued 275,000 shares of its common stock valued at $38,500, representing the market value of such shares based upon recent sales, to Wanda D. Dearth, its former Chief Executive Officer in connection with a compensation agreement for her services.

During 2003, Resolve issued 63,500 shares, valued at $8,519, representing the market value of such shares based

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2004 (UNAUDITED)


NOTE F - STOCKHOLDERS' EQUITY (CONTINUED)

upon recent sales, of its restricted common stock to unrelated individuals for services with investor relations matters.

On June 25, 2003, the Company issued 25,000 shares of its common stock in exchange for the debentures converted.

On December 29, 2003, Resolve issued 200,000 shares of its restricted common stock to stock to Michael Knox, as compensation for a one-year agreement to serve as the Company's Chief Financial Officer valued at $28,000, representing the market value of such shares based upon recent sales, through December 31, 2004.

On December 29, 2003, Resolve pledged 2,000,000 shares of common stock as collateral for a short term credit agreement to ELS, Inc., which is a company owned by Ronald Heineman. See Note E.

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

Deferred Stock Compensation:

Compensation and consulting expense related to the two common stock issuances in February and December, 2003 as noted above, are being amortized over the benefited periods of 12 months. The remaining outstanding amount of $5,600 is carried as a contra account to equity in the accompanying financial statements.

Common Stock Warrants:

As of September 30, 2004 there were 4,256,600 stock warrants outstanding which are due to expire on June 30, 2007. Each warrant has an exercise price of $.15 per share price. All stock warrants are exercisable.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2004 (UNAUDITED)


NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2004 and 2003 amounted to $10,798 and $13,186 respectively.

NOTE H - NET LOSS PER SHARE

Net loss per share is computed based upon the weighted average number of outstanding shares of the Company's common stock for each period presented. The weighted average number of shares excludes 4,256,600 common stock equivalents, representing warrants, since the effect of including them would be anti-dilutive.

NOTE I - SUBSEQUENT EVENTS

On October 28, 2004 the Company was party to a telephonic eligibility hearing with the Nasdaq Listing Qualifications Department, with regards to the Company's threatened suspension of eligibility to continue price quotations on the Bulletin Board, due to the Company's failure to comply with the financial statement requirements of Item 310(b) of Regulation S-B. On November 10, 2004 the Company filed amended Forms 10-QSB for the first and second quarters of the current year in an attempt to remedy the failure to comply with Item 310(b) of Regulation S-B. On November 11, 2004, the Hearing Panel designated by the NASDAQ Board of Governors determined that the Company's securities were eligible for continued quotation on the OTCBB.

On August 20, 2004, the Board of Directors, with a written consent of shareholders, approved a one for five reverse split of the Company's common stock. The reverse stock split has not been effected as of the date of this filing.

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

RESULTS OF OPERATIONS

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

Our net loss decreased from $168,100 for the three months ended September 30, 2003 to $78,426 or a 53% decrease for the three months ended September 30, 2004. A line-by-line discussion of our results of operations is as follows:

Revenues for the three months ended September 30, 2003 compared to the three months ended September 30, 2004 increased from $220,961 to $495,275 or a 124% increase, reflecting our continued marketing efforts.

Our cost of services increased from $174,068 for the three months ended September 30, 2003 to $394,025 for the three months ended September 30, 2004. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue our cost of services marginally increased from 79% to 80%, which is attributable to an overall increase in costs.

For the three months ended September 30, 2004 and 2003 the major categories of expenses, as a percentage of revenue were as follows:

                                2004             2003
                             ----------------------------

Legal & professional              10%           33%
Advertising & promotion           -%             2%
Salaries & benefits               18%           31%
Taxes & licenses                  -%             4%
Rent & leases                      1%            3%
Travel & entertainment            -%             1%
Administrative expenses            5%           21%

Legal and professional expense decreased from $71,878 in 2003 to $51,434 in 2004 or an 28% decrease, reflecting management's ability to reduce expenses.

Advertising and promotion expense decreased slightly from $3,433 in 2003 to $1,753 in 2004, reflecting a decreased level of outside advertising and promotion, while relying more on direct customer sales contacts by our sales staff.

Salaries and benefits  increased  from $67,694 in 2003 to $90,554 in 2004,  or a
34%   increase,   reflecting   the  constant   level  of  total   administrative
compensation, including stock for services by our CFO and by our president.

Taxes and licenses decreased from $8,485 in 2003 to $1,024 in 2004, reflecting a decrease of costs previously associated with licensing our company in Nevada as well as in Florida.

Rent and leases expense decreased slightly from $7,101 in 2003 to $4,830 in 2004, reflecting the lower rental cost of our new facilities.

Travel and entertainment decreased from $2,399 in 2003 to $638 in 2004, reflecting a decrease in the number of staffing industry convention and seminars attended.

Administrative expenses decreased from $47,490 in 2003 to $25,919 in 2004 or a 45% decrease. Changes in the major components of administrative expenses from the three months ended September 30, 2003 and September 30, 2004 were primarily due to a decrease in computer services of $11,289.

Interest expense decreased from $6,513 in 2003 to $3,524 in 2004 or a $2,989 decrease. This decrease was due to better cash flow management.

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

Our net loss increased from $287,095 for the nine months ended September 30, 2003 to $324,417 or a 13% increase for the nine months ended September 30, 2004. A line-by-line discussion of our results of operations is as follows:

Revenues for nine months ended September 30, 2003 compared to 2004 increased from $760,127 to $1,193,680 or a 57% increase, reflecting our continued marketing efforts.

Our cost of services increased from $578,491 for the nine months ended September 30, 2003 to $943,537 for the nine months ended September 30, 2004. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue our cost of services increased from 76% to 79%, which is attributable to an overall increase in costs.

For the nine months ended September 30, 2004 and 2003 the major categories of expenses, as a percentage of revenue were as follows:

                                  2004             2003
                              -----------------------------

Legal & professional                11%             22%
Advertising & promotion              1%              1%
Salaries & benefits                 27%             23%
Taxes & licenses                    -%               2%
Rent & leases                        1%              2%
Travel & entertainment              -%               1%
Administrative expenses              7%             10%

Legal and professional expense decreased from $170,218 in 2003 to $136,222 in 2004 or a 20% decrease, reflecting management's ability to reduce expenses.

Advertising and promotion expense decreased slightly from $8,519 in 2003 to $6,945 in 2004, reflecting a decreased level of outside advertising and promotion, while relying more on direct customer sales contacts by our sales staff.

Salaries and benefits increased from $171,437 in 2003 to $322,114 in 2004, or an
88%   increase,   reflecting   the  constant   level  of  total   administrative
compensation, including stock for services by our CFO and by our president.

Taxes and licenses decreased from $14,178 in 2003 to $1,069 in 2004, reflecting a decrease of costs previously associated with licensing our company in Nevada as well as in Florida.

Rent and leases expense increased slightly from $11,386 in 2003 to $12,109 in 2004, reflecting a change in the rental cost of our new facilities as well as a reduction of common area maintenance costs associated with the previous leased offices.

Travel and entertainment decreased from $5,887 in 2003 to $787 in 2004, reflecting a decrease in the number of staffing industry convention and seminars attended.

Administrative expenses increased from $73,920 in 2003 to $84,516 in 2004 or a 14% increase. Changes in the major components of administrative expenses from the nine months ended September 30, 2003 and September 30, 2004 were primarily due to an increase in penalties of $5,756 and an increase in printing costs of $4,914.

Interest expense decreased from $13,186 in 2003 to $10,798 in 2004 or a $2,388 decrease. This decrease was due to better cash flow management.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a working capital deficiency and an accumulated deficiency of $320,789 and $300,637 as of September 30, 2004, respectively. In addition, the Company is in the formative period and has not yet achieved profitable operations, and has been dependent upon the financial support of stockholders, management and other related parties. These conditions raise substantial doubt as to the ability of the Company to continue its business operations as a going concern.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

For the nine months ended September 30, 2004 we incurred a net loss of $324,417. Of this loss, $195,958 did not represent the use of cash. These consist of depreciation expense of $5,925, as well as the amortization of prepaid consulting expenses of $190,033, which resulted from the issuance of our common stock. Changes in accounts receivable, prepaid and other expenses were offset by changes in accounts payable, payroll, salary, and other accruals which brought the total cash used by operations to $261,638. Additionally we used $1,784 to purchase a computer during this period.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain certain disclosure controls and procedures. They are designed to help ensure that material information is: (1) gathered and communicated to the company's directors and managers, including the principle executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934.

Our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on his evaluation, he concluded that our disclosure controls and procedures were effective for their intended purpose described above. There were no changes to our internal controls during the quarterly period ended September 30, 2004 that have materially affected, or that are reasonably likely to materially affect our internal controls.

                           PART II - OTHER INFORMATION

ITEM 4.  CHANGES IN SECURITIES

On February 7, 2003, the Board of Directors approved a one-year agreement with Pinnacle Corporate Services, LLC ("Pinnacle"), a company owned by Donald Quarterman, a company director and major shareholder, to provide Resolve with the following services: assistance and/or preparation of financial, strategic and business plans, assist and advise Resolve on recruiting key management talent and members of the board of directors, and provide advice and consult with Resolve concerning management, products and services. According to the agreement, Resolve agreed to issue Pinnacle a total of 950,000 restricted shares of the Company's $.0001 par value common stock as part of the compensation package. Resolve agreed to prepare and file a registration statement on or before May 31, 2003 and register the shares issued to Pinnacle. Resolve issued the 950,000 shares of its common stock to Pinnacle Corporate Services, LLC as compensation for a the one-year agreement to provide consulting services and valued the shares at $133,000 representing the market value of such shares based upon recent sales.

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

On August 20, 2004, the Board of Directors, with a written consent of shareholders, approved a one for five reverse split of the Company's common stock. The reverse stock split has not been effected as of this filing.

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

After the filing of the Company's Form 8-K on August 25, 2004, disclosing the resignation of our former auditors, the Company received notice from the Nasdaq Listing Qualifications Department that our eligibility to continue price quotations on the Bulletin Board would be suspended due to our failure to comply with the financial statement requirements of Item 310(b) of Regulation S-B. The Company requested an eligibility hearing with the Listing Qualifications Department, which was held telephonically on October 28, 2004, during which time the Company disclosed that it had retained new auditors as of September 21, 2004. Amended Forms 10-QSB for the first and second quarters of the current year were filed on November 10, 2004. As of the date of this report, the Company has not received any ruling as a result of the eligibility hearing.

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

On October 28, 2004 the Company was party to a telephonic eligibility hearing with the Nasdaq Listing Qualifications Department, with regards to the Company's threatened suspension of eligibility to continue price quotations on the Bulletin Board due to the Company's failure to comply with the financial statement requirements of Item 310(b) of Regulation S-B. On November 10, 2004 the Company filed amended Forms 10-QSB for the first and second quarters of the current year in an attempt to remedy the failure to comply with Item 310(b) of Regulation S-B. On November 11, 2004, the Hearing Panel designated by the NASDAQ Board of Governors determined that the Company's securities were eligible for continued quotation on the OTCBB.

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

      (b)   Reports on Form 8-K

      On August 25, 2004, the Company filed a report on Form 8-K for the purpose of reporting the resignation of the Company's auditor, Aidman, Piser & Company, as required in Item 4.0 of said report. Attached to that Form 8-K as exhibits were the auditor's resignation letter dated August 16, 2004 and the auditor's reply letter required by Item 304(a)(3) of Regulation S-B.

      On September 23, 2004, the Company filed a report on Form 8-K for the purpose of reporting the engagement of PKF, Certified Public Accountants, a Professional Corporation ("PKF"), as its independent public accountants, and for reporting the resignation of Don E. Quarterman, Jr. and William Brown as officers of the Company, as required by Item 5.0 of said report. Attached to that Form 8-K as exhibits were resignation letters tendered to the Company's Board of Directors by Mr. Quarterman and Mr. Brown.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RESOLVE STAFFING, INC.



Dated:  November 19, 2004               /S/ Ronald Heineman
                                        ----------------------------------
                                        By: Ronald Heineman
                                            Chief Executive Officer
                                            (principal executive officer,
                                            director)



                                        /s/ Michael A. Knox
                                        ----------------------------------
Dated:  November 19, 2004               By: Michael A. Knox
                                            Chief Financial Officer
                                            (principalfinancial & accounting
                                            officer, director)