Form 10KSB
period 2004-12-31
RESOLVE STAFFING INC
filed 2005-04-15
CIK 1106207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED DECEMBER 31, 2004.

                                    000-29485
                             Commission File Number

                             RESOLVE STAFFING, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


          Nevada                                             33-0850639
          -------                                            ----------
State or other jurisdiction                                 IRS Employer
      of incorporation                                   Identification No.


               3235 Omni Dr., Cincinnati, OH 45245, (800) 894-4250
          (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

The registrant's revenues for the year ended December 31, 2004 were $1,666,897.

The market value of the common stock held by non-affiliates cannot be estimated since there is no market for the Company's shares.

As of March 20, 2005, the registrant had 14,539,101 shares of common stock, par value $.0001 per share, outstanding.

             CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

 The following information includes statements that are forward looking in nature. The accuracy of such statements depends on a variety of factors that may affect the business and operations of the Company. Certain factors are discussed in Management's Discussion and Analysis of Financial Conditions and Results of Operations. Throughout this report, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, and actual results could differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-KSB.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(a) DEVELOPMENT OF BUSINESS

Resolve Staffing, Inc. ("Resolve" or the "Company") was organized under the laws of the State of Nevada on April 9, 1998. We are engaged in providing temporary staffing services focusing on the professional, clerical, administrative and light industrial staffing market.

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

On February 7, 2005 Resolve Staffing, Inc., entered into an asset acquisition agreement ("Agreement") with ELS, Inc., ("ELS") a company owned by Ronald Heineman, the Company's Chief Executive Officer. Pursuant to the Agreement Resolve Staffing, Inc., acquired a total of 10 employee staffing locations from ELS. The acquisition of these new locations is anticipated to significantly expand the geographic scope of the Company's operations.

We plan to grow our business through the acquisition of private companies in the staffing industry that would provide types of staffing and/or related services with which we are familiar. We may seek private staffing companies for acquisitions or strategic alliances both in and out of our current markets. We believe that by acquiring existing staffing companies it will enable us to:

     o   recruit well-trained, high-quality professionals;
     o   expand our service offerings;
     o   gain additional industry expertise;
     o   broaden our client base; and
     o   expand our geographic presence.

We do not currently have any agreements to acquire any company. While we may prefer to structure potential acquisitions in the form of an asset purchase, we may acquire private companies for a combination of cash and stock. We currently do not have the cash reserves to effect an acquisition, although we would consider entering into some type of financing arrangement to secure the cash needed to effect an acquisition. Since we currently do not have any signed acquisition or financing agreements, the terms of any such acquisition or financing would be speculative. There can be no assurance that required financing will be available on acceptable terms. Management further believes that negotiations with prospective target companies would be most effective once the Company's stock has a public market, of which there is no assurance. Management believes that private companies may be acquired using future payout and not require significant current cash outlay. Any such acquisition may require the issuance of large number of shares of common or preferred stock, which would have a dilutive effect on current shareholders. We do not anticipate that an acquisition of other staffing companies, if any, would result in a change in our control. However, since we cannot predict what the terms of any future acquisition, if any, there could exist a situation in which an acquisition might effect a change of control of our Company. If a change of control should occur, our current management may not be able to implement our current business plan, which could result in a new business plan by the new owners, which business plan may differ or completely deviate from our business plan. Upon a change of control, no assurances can be made of the future direction of our Company.

(b) BUSINESS OF ISSUER

                                     GENERAL

The Company is engaged in providing human resource services (which includes recruiting, training, and placement of temporary personnel) focusing on the professional, clerical, administrative and light industrial staffing market on March 20, 2005 we had 1,108 employees, of whom 1,103 were flexible staffing personnel and 5 were employed in sales, administrative and management capacities. We have approximately 144 clients.

Staffing companies such as ours provide one or more of three basic services to clients: (i) flexible staffing; (ii) placement and search; and (iii) outplacement services. The temporary staffing industry consists of a number of sectors focusing on business needs that vary widely in duration of assignment and level of technical specialization. We operate primarily within the short-term, light industrial and clerical area of the temporary staffing industry.

                                COMPANY SERVICES

Resolve Staffing focuses on meeting our clients' flexible staffing needs, targeting opportunities in a fragmented growing market that we believe has been under-served by large, full-service staffing companies. Significant benefits to clients include providing the ability to outsource the recruiting and many logistical aspects of their staffing needs, as well as converting the fixed cost of employees to the variable cost of outsourced services. A summary of our Payroll Administration Services and Aggregation of Statutory and Non-Statutory Employee Benefits Services are as follows:

         - PAYROLL ADMINISTRATION SERVICES: We assume responsibility for our Resolve Staffing service employees for payroll and attendence record-keeping, payroll tax deposits, payroll tax reporting, all federal, state, and payroll tax reports (including 941s, 940s, W-2s, W-3s, W-4s and W-5s), state unemployment taxes, employee file maintenance, unemployment claims and monitoring and responding to changing regulatory requirements.

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

We are the employer of record, with respect to flexible industrial staffing services and assume responsibility for most employment regulations, including compliance with workers' compensation and state unemployment laws. As part of our basic services in the flexible staffing market, we conduct a human resources needs analysis for clients and client employees. Such analysis includes, reviewing work schedules and productivity data, in addition to recruiting, interviewing, and qualifying candidates for available positions. Based on the results of our review, we recommend basic and additional services that the client should implement.

We provide certain other services to our flexible industrial staffing clients on a fee-for-service basis. These services include screening, recruiting, training, workforce deployment, loss prevention and safety training, pre-employment testing and assessment, background searches, compensation program design, customized personnel management reports, job profiling, turnover tracking and analysis, drug testing policy administration, affirmative action plans, opinion surveys and follow-up analysis, exit interviews and follow-up analysis, and management development skills workshops.

The focus of our temporary staffing service is to provide short and long term employees as well as temp-to-hire employees to financially secured employers. Our employees will, on average, work a 40 hour work week for a client, and will, on average, work for 2 employers per month. It is estimated that employees will work an average of 14 days per month. Our service specializes in clerical and light industrial staffing. Each applicant is thoroughly interviewed, tested, and screened to meet the requirements of our customers. For long term and temp-to-hire positions, a large percentage of our customers will interview our candidates and then select the one they believe to be best suited for the position.

                               SALES AND MARKETING

We market our flexible  staffing services through a combination of direct sales,
telemarketing,   trade   shows  and   advertising.   We  have  three  full  time
salespersons.

                                     CLIENTS

Our clients represent a cross-section of the industrial sector, of which only one client currently represents more than 5% of our total revenues. We attempt to maintain diversity within our client base in order to decrease our exposure to downturns or volatility in any particular industry, but we cannot assure you that we will be able to maintain such diversity or decrease our exposure to such volatility. All prospective clients fill out a questionnaire to help us evaluate workers' compensation risk, creditworthiness, unemployment history, and operating stability. Generally, flexible staffing clients do not sign long-term contracts. We are not dependent on any one customer in any of the markets we serve.

                                   COMPETITION

We compete with many small providers in addition to several large public companies, including Ablest, Inc., Spherion, Adecco, S.A., Kelly Services, Inc., Manpower, Inc., and others. There are limited barriers to entry and new competitors frequently enter the market. Although a large percentage of flexible staffing providers are locally operated, with fewer than five offices, most of the large public companies have significantly greater marketing, financial and other resources than us. We believe that by focusing primarily on customer service, we enjoy a competitive advantage over many of our competitors that attempt to provide a broader range of staffing services. We also believe that by targeting regional and local companies, rather than the national companies that are generally being pursued by our competitors; we can gain certain competitive advantages.

We believe that several factors contribute to obtaining and retaining clients in the professional, clerical, administrative, and light industrial staffing market. These factors include an understanding of clients' specific job requirements, the ability to reliably provide the correct number of employees on time, the ability to monitor job performance, and the ability to offer competitive prices. To attract qualified candidates for flexible employment assignments, companies must offer competitive wages, positive work environments, flexibility of work schedules, an adequate number of available work hours and, in some cases, vacation and holiday pay. We believe we are reasonably competitive in these areas in the markets in which we compete, although we cannot assure you that we will maintain a competitive standing in the future.

                               INDUSTRY REGULATION

Overview

As an employer, we are subject to federal, state, and local statutes and regulations governing our relationships with our employees and affecting businesses generally, including employees at client worksites. We assume the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to our employees. At December 31, 2003, payroll taxes for the fourth quarter of 2003 were past due in the amount of $71,453. These amounts were paid in full in January 2004. At December 31, 2004, the Company is up to date with its various payroll tax liabilities.

Employee Benefit Plans

We plan to offer various benefit plans to our worksite employees. These plans include a multiple-employer retirement plan, a cafeteria plan, a group health plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, employee benefit plans are subject to provisions of both the Internal Revenue Code and the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). In order to qualify for favorable tax treatment under the Code, the benefit plans must be established and maintained by an employer for the exclusive benefit of the employer's employees. An IRS examination may determine that we were not the employer of our worksite employees under Internal Revenue Code provisions applicable to employee benefit plans. If the IRS were to conclude that we were not the employer of our worksite employees for employee benefit plan purposes, those employees would not have qualified to make tax favored contributions to our multiple-employer retirement plans or cafeteria plan. If such conclusion were applied retroactively, employees' vested account balances, could become taxable immediately, we could lose our tax deduction to the extent the contributions were not vested, the plan trust could become a taxable trust and penalties could be assessed. In such a scenario, we could face the risk of potential litigation by some of our clients. As such, we believe that a retroactive application by the IRS of an adverse conclusion could have a material adverse effect on our financial position, results of operations and liquidity.

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

Workers' compensation

Workers' compensation is a state mandated comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. In exchange for providing workers' compensation coverage for employees, employers are generally immune from any liability for benefits in excess of those provided by the relevant state statutes. In most states, the extensive benefits coverage for both medical costs and lost wages is provided through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds, self-insurance funds, or, if permitted by the state, employer self-insurance. Workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. In Florida, for instance, employers are required to furnish, solely through managed care arrangements, the medically necessary remedial treatment for injured employees.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Resolve leases 1,056 square feet of office space located at 105 N. Falkenburg Rd., Suite B., Tampa, FL 33619. The current monthly lease rate is $1,106.00 per month, plus applicable Florida sales tax. The lease expires June 30, 2005 and Resolve has an option to renew for two additional three year periods.

Our offices are adequate for our present level of operations. In the future we anticipate that we will need additional facilities in which to centralize our accounting, training, human resources, risk management and executive work activities. We anticipate that we will also require larger scale data processing and network communication capabilities, in order to facilitate the assimilation of acquired companies into our methods of operating and accounting standards, and to provide customers with state-of-the-art service and support.

ITEM 3. LEGAL PROCEEDINGS.

While we are not aware of any outstanding legal proceedings, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties and adverse results may arise, which may harm our business

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 20, 2004, the Board of Directors, with a written consent of shareholders, approved a one for five reverse split of the Company's common stock. An Information Statement was mailed on or about November 30, 2004, to the holders of record at the close of business on November 25, 2004, of the common stock, $.0001 par value per share (the "Common Stock") of Resolve Staffing, Inc., in connection with action by written consent to authorize and approve the filing of an amendment to the Company's Articles of Incorporation, for the purpose of effecting:(i) a reverse stock split of the outstanding shares of the Company's Common Stock on a one-for-five basis, with no fractional shares to issue for any uneven or odd number of shares. The reverse split shall be accomplished by using rounding up principals rather than issuing any fractional shares of common stock or cash in lieu of fractional shares; (ii) maintaining the par value of the Company's Common Stock at $.0001; and (iii) maintaining the current number of shares of Common Stock the Company is authorized to issue at 50,000,000. The members of the Board of Directors and three shareholders owned, or had voting authority, representing approximately 73% of the total outstanding votes of all issued and outstanding shares of the Company's Common Stock. Such votes were sufficient to approve the action on the record date of November 25, 2004. The reverse split was effected on December 28, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                            MARKET FOR COMMON EQUITY

The Company's common stock has been quoted and traded on a limited and sporadic basis on the OTC Bulletin Board operated by the NASD under the trading symbol "RSFF". The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for the Company's common stock. Furthermore due to limited and sporadic trading, the market value of the Company's common stock held by non-affiliates can not be estimated.

As of March 20, 2005, there were 851,320 stock warrants outstanding to which are due to expire on June 30, 2007. Each warrant has an exercise price of $0.75 per share. All stock warrants are fully vested and exercisable.

As of March 20, 2005, management believes there to be approximately 82 holders of record of our common stock, holding in aggregate 14,535,897 shares of the Company's restricted common stock and 3,204 shares of the Company's common stock. The Company's outstanding common stock does not include 400,000 shares of restricted common stock that were released to an escrow agent as collateral for the Company's line of credit from ELS, Inc. (a company owned by Ronald Heineman, the Company's Chief Executive Officer).

To date, we have not paid any dividends on our common stock. We do not currently intend to pay dividends in the future. We are prohibited from declaring or paying dividends while certain debentures or warrants are outstanding.

                         EQUITY COMPENSATION INFORMATION

During 2004 the Company issued 216,001 shares of restricted commons stock, valued at $162,001 representing the market value of such shares based upon the most recent sales at the time of issue. These shares were issued as compensation under a consulting agreement between the Company and the Company's Chief Executive Officer.

During 2004 the Company also charged $33,483 to operations for the amortization of unearned stock compensation issued in the prior year.

The following table shows certain compensation information for services rendered in all capacities for the last three fiscal years, for each person that served as our Chief Executive Officer. With the exception of Wanda Dearth's compensation in fiscal 2003, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years.

SUMMARY COMPENSATION TABLE

------------------------ -------- --------- --------- ---------------- -------------------- ----------- ---------- ---------------
NAME & PRINCIPAL                                          ANNUAL        OTHER RESTRICTED      OPTIONS     LTIP         ALL OTHER
   POSITION               YEAR     SALARY    BONUS     COMPENSATION       STOCK REWARDS        SARs      PAYOUTS     COMPENSATION
------------------------ -------- --------- --------- ---------------- -------------------- ----------- ---------- ---------------
Charles Lincoln,          2002           0     0             0                     0            0           0             0
CEO (1)                   2003           0     0             0                     0            0           0             0
                          2004           0     0             0                     0            0           0             0
------------------------ -------- --------- --------- ---------------- -------------------- ----------- ---------- ---------------
Donald E. Quarterman,     2002       3,000     0             0                     0            0           0             0
President (2) (3)         2003           0     0             0                     0            0           0             0
                          2004           0     0             0                     0            0           0             0
------------------------ -------- --------- --------- ---------------- -------------------- ----------- ---------- ---------------
Wanda Dearth,             2002           0     0             0                     0            0           0             0
CEO (4)                   2003      72,720     0             0                38,500            0           0             0
                          2004           0     0             0                     0            0           0             0
------------------------ -------- --------- --------- ---------------- -------------------- ----------- ---------- ---------------
Ron Heineman,             2002           0     0             0                     0            0           0             0
CEO (5)                   2003           0     0             0                39,200            0           0             0
                          2004           0     0             0               162,001            0           0             0
------------------------ -------- --------- --------- ---------------- -------------------- ----------- ---------- ---------------

(1)  Appointed December 12, 2001; resigned March 18, 2002.
(2)  Appointed December 2, 2002; resigned September 22, 2004.
(3) Assumed the duties of acting Chief Executive Officer from December 4, 2002 to February 7, 2003.
(4)  Appointed February 7, 2003; terminated December 26, 2003.
(5)  Appointed February 7, 2004 to present day.

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

RESULTS OF OPERATIONS

COMPARISON OF CONSOLIDATED OPERATIONS FOR YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003.

Service revenues for the year ended December 31, 2003 compared to 2004 increased from $1,105,798 to $1,666,897, a 51% increase, reflecting an increase in business and our aggressive marketing efforts. This growth is attributable to an increase in sales with our existing clients as well as the expansion of our customer base. These increases are attributable to both our increased marketing efforts and leadership of our experienced management team.

Cost of services increased from $835,550 in 2003 to $1,277,507, in 2004, an increase of 53% from the prior year. This increase is consistent with our increase in revenues. Our gross margin decreased slightly, from 24% in 2003 to 23% in 2004. This decrease is attributable to a minor increase in payroll expenses.

Legal and professional expense decreased from $261,813 in 2003 to $159,707 in 2004, or a 39% decrease. Legal and professional expenses were higher in 2003 than 2004 due to the completion of our SB2 registration, in 2003.

Salaries and benefits increased from $219,648 in 2003 to $341,130 in 2004, or a 55% increase, primarily attributed to an increase in administrative compensation and additional sales staff. Salaries and benefits have also increased due to an increase in compensation to our corporate officers.

Administrative expenses increased from $106,585 in 2003 to $138,580, in 2004 or a 30% increase. This increase is attributable to an increase in directors and officers insurance.

Taxes and licenses decreased from $19,581 in 2003 to $14,655 in 2004, or a 25% decrease, reflecting a decrease in payroll taxes expense for our corporate officers.

Rent expense increased from $13,752 in 2003 to $15,846 in 2004, or a 15% increase, reflecting an annual increase in our monthly lease rate.

Advertising expense decreased slightly from $10,833 in 2003 to $10,319 in 2004.

Travel and entertainment decreased from $8,360 in 2003 to $2,684 in 2004, or a 68% decrease, reflecting a decrease in Resolve's attendance at staffing industry conventions and seminars.

Interest expense decreased from $16,249, in 2003 to $15,406 in 2004 or a 5% decrease. The decrease was attributable to an increase in funding through a related party, non-interest bearing line of credit.

No provision for income taxes have been reflected or recorded in the financial statements. We incurred a net loss of $(308,937) for the year ended December 31, 2004 as a result of the matters discussed above. This represents a $77,636 decrease in net loss from 2003. Losses to date can be used to offset future taxable income, assuming the Company becomes profitable in the future.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As reflected in the financial statements, we currently have a working capital deficiency and a stockholder's deficiency of $(295,370) and $(279,556), respectively, as of December 31, 2004. In addition, we have incurred losses from our operations since our inception, and have been dependent upon the financial support of stockholders, management and other related parties.

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

On December 8, 2003, the Company entered into a non-interest bearing short-term credit agreement with ELS, Inc., that provides for borrowings of up to $200,000. ELS, Inc. is a company owned by Ronald Heineman, the Company's Chief Executive Officer. The underlying promissory note is secured by 400,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. As of December 31, 2004, Resolve had a balance of $190,141 outstanding. Balances due under the credit agreement were originally due May 8, 2004, but the agreement was extended on a month-to-month basis, and provided for an additional $100,000 in borrowings. On June 1, 2004, the agreement was amended to extend the line to a maximum of $500,000.

For the year ended December 31, 2004 we incurred a net loss of $308,937. Of this loss, $209,661 did not represent the use of cash. Non-cash expenditures consisted predominantly of stock-based compensation in the amount of $195,483. Changes in operating assets and liabilities, excluding the change in allowance for doubtful accounts brought the total cash used by operations to $91,073. Additionally we used $1,784 to purchase a new computer during 2004.

We expect our operating expenses to increase significantly in the future as we continue to grow our business through both acquisitions and internal growth. We hope our expenses will be funded by our existing Line of Credit, as previously detailed, and from operations; however, our operations may not provide such funds and we may not be able obtain short-term loans from officers, shareholders or others. Our officers and shareholders are under no obligation to provide additional loans to us.


                         OFF BALANCE SHEET ARRANGEMENTS

On June 14, 2002, we entered into a lease agreement effective July 8, 2002 for 1,056 square feet of office space, pursuant to a three-year lease agreement with an unrelated landlord, expiring June 30, 2005 at $1,106 per month, plus applicable Florida sales tax. We have the option to renew the lease for two successive terms under the same terms and conditions as the original lease and anticipate exercising the first of these two options.

The future non-cancellable lease payments under this lease are as follows:

                        2005             $  13,272
                        2006                13,272
                        2007                13,272
                        2008                 6,636
                                         ---------
                        Total            $  46,452
                                         =========

On December 8, 2003, the Company entered into a non-interest bearing short-term credit agreement with ELS, Inc., that provides for borrowings of up to $200,000. ELS, Inc. is a company owned by Ronald Heineman, the Company's Chief Executive Officer. The underlying promissory note is secured by 400,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. As of December 31, 2004, Resolve had a balance of $190,141 outstanding. Balances due under the credit agreement were originally due May 8, 2004, but the agreement was extended on a month-to-month basis, and provided for an additional $100,000 in borrowings. On June 1, 2004, the agreement was amended to extend the line to a maximum of $500,000.

                                  RISK FACTORS

INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT IN OUR COMMON STOCK AND SINCE WE HAVE A LIMITED OPERATING HISTORY, PROSPECTIVE INVESTORS HAVE A LIMITED HISTORICAL BASIS TO JUDGE WHETHER OUR BUSINESS CAN BE SUCCESSFUL.

We were incorporated in April 1998, and through Integra, have only been engaged in the staffing business since August 1999. We have a limited operating history upon which an investor may evaluate our business and prospects. Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in rapidly evolving markets, such as staffing services in general, and particularly to those catering to small to medium businesses. Since we do not have a lengthy history in the staffing business, prospective investors do not have a historical basis from which to evaluate our performance.

WE HAVE LOST MONEY IN EACH QUARTER SINCE INCEPTION. WE EXPECT FUTURE LOSSES AND MAY NEVER BECOME PROFITABLE.

We have incurred net losses from operations in each quarter since inception. Our net loss for the fiscal year ended December 31, 2004 was $308,937 and as of December 31, 2004 had an accumulated deficit of $1,441,097. We expect to continue to incur losses for the foreseeable future. We expect to increase significantly our operating expenses in the near future as we attempt to build our brand, expand our customer base and make acquisitions. We have significantly increased revenues through our recent acquisition. However, there is no guarantee that this will result in profitability.

UNLESS WE FIND A NEW WORKING CAPITAL FUNDING SOURCE, WE RISK LOSING EMPLOYEES, CUSTOMERS AND WORKERS' COMPENSATION COVERAGE.

We pay our flexible staffing employees on a weekly basis. However, on average, we receive payment for these services from our customers 30 to 60 days after the date of invoice. As we establish or acquire new offices, or as we expand existing offices, we will have increasing requirements for cash to fund these payroll obligations. Our primary sources of working capital funds for payroll related and workers' compensation expenditures is our Line of Credit with ELS, Inc. As of December 31, 2004, Resolve had a balance of $190,141 outstanding. Balances due under the credit agreement were originally due May 8, 2004, but the agreement was extended on a month-to-month basis, and provided for an additional $100,000 in borrowings. On June 1, 2004, the agreement was amended to extend the line to a maximum of $500,000. There is no guarantee that the Company will not default or that the financing will not be revoked or extended in the future.

WE ARE SUBJECT TO GOVERNMENT REGULATIONS AND ANY CHANGE IN THESE REGULATIONS, OR THE POSSIBLE RETROACTIVE APPLICATION OF THESE REGULATIONS COULD RESULT IN ADDITIONAL TAX LIABILITY.

As an employer, we are subject to all federal, state and local statutes and regulations governing our relationships with our employees and affecting businesses generally, including our employees assigned to work at client company locations (sometimes referred to as worksite employees). Professional employer organizations ("PEOs"), provide their clients with a range of services consisting of payroll administration, benefits administration, unemployment services and human resources consulting services. PEO's become co-employers with their clients as to the clients' worksite employees, with employment-related liabilities contractually allocated between the PEO's and their clients. We may be subject to certain federal and state laws related to PEO services. Because many of these laws were enacted before the development of alternative employment arrangements, such as those provided by PEOs and other staffing businesses, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. Interpretive issues concerning these relationships have arisen and remain unsettled. Uncertainties arising under the Internal Revenue Code of 1986, as amended, include, but are not limited to, the qualified tax status and favorable tax status of certain benefit plans we and other alternative employers provide. The unfavorable resolution of these unsettled issues could result in additional tax liability. In addition, the Internal Revenue Service has formed an examination division, market segment specialization program, to examine PEOs throughout the United States.

OUR EMPLOYEE RELATED COSTS ARE SIGNIFICANT AND, IF INCREASED, AND WE ARE UNABLE TO PASS THESE COSTS ON TO OUR CUSTOMERS, AND WILL RESULT IN AN INCREASE IN OUR COST OF DOING BUSINESS.

We are required to pay a number of federal and state payroll taxes and related payroll costs, including unemployment taxes, workers' compensation insurance premiums and claims, Social Security, and Medicare, among others, for our employees. We also incur costs related to providing additional benefits to our employees, such as insurance premiums for health care. Health insurance premiums, unemployment taxes and workers' compensation insurance premiums and other payroll cost are significant to our operating results, and are determined, in part, by our claims experience. We attempt to increase fees charged to our customers to offset any increase in these costs, but we may be unable to do so as we may lose customers. If the federal or state legislatures adopt laws specifying additional benefits for temporary workers, demand for our services may be adversely affected. In addition, workers' compensation expenses are based on our actual claims experiences in each state and our actual aggregate workers' compensation costs may exceed estimates.

BECAUSE OUR STAFFERS WORK AT THE CLIENTS' PLACE OF BUSINESS, WE MAY BE EXPOSED TO EMPLOYMENT RELATED CLAIMS AND COSTS THAT ARISE FROM THE CLIENTS' WORK PLACE LOCATION EVEN THOUGH WE DO NOT CONTROL THE CLIENTS' WORKING ENVIRONMENT.

Temporary staffing companies, such as ours, employ people in the workplace of their customers. This creates the risk of potential litigation based on claims by our customers, of employee misconduct or negligence, and claims by our employees, of discrimination or harassment, including claims relating to actions of our customers. Temporary staffing companies, such as ours may also be subject to claims related to the inadvertent employment of illegal aliens or unlicensed personnel, and payment of workers' compensation claims and other similar claims. Due to our employees working at the worksite of our customers, we may be held responsible for the actions at a customer's job site which is not under our direct control.

WE MAY LOSE CUSTOMERS IF WE ARE UNABLE TO ATTRACT QUALIFIED TEMPORARY PERSONNEL DUE TO LOW UNEMPLOYMENT RATES AND AN INCREASE IN COMPETITION FOR QUALIFIED TEMPORARY PERSONNEL.

We compete with other temporary personnel companies to meet our customer's needs. We must continually attract reliable temporary workers to fill positions and may, from time to time, experience shortages of available temporary workers. During periods of increased economic activity and low unemployment, the competition among temporary staffing firms for qualified personnel increases. Many regions in which we operate are experiencing historically low rates of unemployment and we have experienced, and may continue to experience, significant difficulties in hiring and retaining a sufficient number of qualified personnel to satisfy the needs of our customers. We may also face increased competitive pricing pressures during these periods of low unemployment rates.

WE REQUIRE ADDITIONAL CAPITAL TO FUND OUR CURRENT OPERATIONS AND TO MAKE ACQUISITIONS. WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING

The expansion and development of our business will require significant additional capital, which we may be unable to obtain on suitable terms, or at all. We have an existing Credit Line of $500,000. This credit line is currently on a month-to-month basis. There is no guarantee that the Company will not default or that the financing will not be revoked or extended in the future. We currently have no other legally binding commitments with any third parties to obtain any material amount of additional equity or debt financing. If we are unable to obtain adequate funding on suitable terms, or at all, we may have to delay, reduce or eliminate some or all of our advertising, marketing, acquisition activity, general operations or any other initiatives.

IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE AND MANAGE ACQUIRED BUSINESSES WITHOUT SUBSTANTIAL EXPENSE OR DELAY WE MAY NOT BE ABLE TO EFFECTIVELY OPERATE OUR BUSINESS AND/OR IT MAY DECREASE THE VALUE OF OUR COMMON STOCK

We have acquired companies and in the future, we intend to continue to expand our operations through acquisitions of small and medium size private companies, or divisions or segments of major private and public companies. We will do this to:

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

OUR PLAN TO MAKE ACQUISITIONS MAY DIVERT MANAGEMENT'S ATTENTION FROM DAY-TO-DAY BUSINESS OPERATIONS WHICH COULD PREVENT OUR BUSINESS FROM GROWING

If we are able to identify acquisition candidates, management's time and attention will be diverted from such activities as sales, marketing and tailoring staffing solutions to meet customer's needs. If management is not able to address these day-to-day operational tasks, we may lose customers or fail to increase revenue.

ACQUISITION ACTIVITIES MAY CAUSE US TO LOSE EXISTING CUSTOMERS BECAUSE OF CONFLICTS OR SERVICE PROBLEMS

The clients of companies we may acquire may be in the same or similar businesses with our existing clients. Although we do not enter into agreements to restrict the type of business which we service, providing staff services to existing clients' direct competition may cause such existing clients to look elsewhere for staffing services

OUR PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS WILL OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.

Our officers, directors and stockholders with greater than 5% holdings will, in the aggregate, beneficially own approximately 99.5% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

      o     election of our board of directors;
      o     removal of any of our directors;
      o     amendment of our certificate of incorporation or bylaws; and
      o adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price, or prevent our stockholders from realizing a premium over our stock price.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY CAUSE THE PRICE OF OUR STOCK TO DROP.

As of March 20, 2005, we had 14,539,101 shares of common stock issued and outstanding. We also have 851,320 shares issuable upon exercise of our warrants. The warrants are due to expire on June 30, 2007. Each warrant has an exercise price of $.75 per share price. All stock warrants are exercisable. The sale of these shares may cause the market price of our common stock to drop. The issuance of shares upon conversion or exercise of the warrants may result in a dilution to the interests of other stockholders.

THE APPLICATION OF THE "PENNY STOCK REGULATION" COULD HARM THE MARKET PRICE OF OUR COMMON STOCK.

Our securities may be deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock rules," that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity and price of our common stock in the secondary market.

SHOULD WE ENTER INTO AN ACQUISITION IN EXCHANGE FOR THE ISSUANCE OF SHARES OF OUR COMMON STOCK, SUCH ISSUANCE MAY HAVE A DILUTIVE EFFECT FOR OUR CURRENT SHAREHOLDERS AND MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE

As with our recent acquisition, the future issuance of all or part of our remaining authorized but currently unissued common stock in connection with an acquisition may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might cause the price of our common stock to decline. As with our recent acquisition, existing management may lose control and existing shareholders may experience significant dilution.

ITEM 7. FINANCIAL STATEMENTS.


                             RESOLVE STAFFING, INC.
           FORM 10-KSB FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                          INDEX TO FINANCIAL STATEMENTS

Report of PKF

Report of Aidman, Piser & Company, P.A.

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003

Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Resolve Staffing, Inc.
Tampa, Florida


We have audited the accompanying consolidated balance sheet of Resolve Staffing, Inc. and Subsidiary (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholder's deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resolve Staffing, Inc. and Subsidiary as of December 31, 2004, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


March 18, 2005                                  PKF
San Diego, California                           Certified Public Accountants
                                                A Professional Corporation

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resolve Staffing, Inc. and Subsidiary as of December 31, 2003 and their consolidated results of operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the subsection entitled "Liquidity and Management's Plans" in Note A to the consolidated financial statements, the Company has experienced recurring operating losses, has working capital and stockholders' deficiencies, and is dependent on continued financing from stockholders and outside investors. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in the subsection entitled "Stock Split" in Note A to the consolidated financial statements, the consolidated financial statements for the year ended December 31, 2003 have been restated to give effect to a 1 for 5 reverse stock split.

                                               /s/ AIDMAN, PISER & COMPANY, P.A.

Tampa, Florida

May 19, 2004, except for the subsection entitled "Stock Split" in Note A, as to which the date is December 28, 2004

                      RESOLVE STAFFING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 AND 2003

ASSETS                                                           2004           2003
                                                             -----------    -----------
CURRENT ASSETS:                                                              (Restated)
    Cash and cash equivalents                                $     6,108    $        --
    Accounts receivable, net of allowance for doubtful
         accounts of $8,264 for 2004 and $4,500 for 2003         165,925        116,723
    Prepaid and other assets                                      11,675         20,982
                                                             -----------    -----------
        Total current assets                                     183,708        137,705
                                                             -----------    -----------

PROPERTY AND EQUIPMENT:
    Property and equipment                                        44,652         44,763
    Less: Accumulated depreciation                               (28,838)       (20,470)
                                                             -----------    -----------
        Net property and equipment                                15,814         24,293
                                                             -----------    -----------

TOTAL ASSETS                                                 $   199,522    $   161,998
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                 $    87,120    $    62,987
    Accrued salaries and payroll taxes                            21,217         92,764

    Notes payable                                                 89,100         81,000

    Notes payable - related parties                              281,641         91,500
                                                             -----------    -----------
        Total current liabilities                                               328,251
                                                                 479,078
                                                             -----------    -----------

COMMITMENTS AND CONTINGENCIES (NOTE H)

STOCKHOLDERS' DEFICIT:
    Common stock, $.0001 par value, 50,000,000 shares
      authorized, issued and outstanding: 2004 -
      1,539,101 shares; 2003 - 1,322,901 shares                      154            132
    Paid-in capital                                            1,161,387        999,258
    Unearned stock compensation                                       --        (33,483)
    Accumulated deficit                                       (1,441,097)    (1,132,160)
                                                             -----------    -----------
             Total stockholders' deficit                        (279,556)      (166,253)
                                                             -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $   199,522    $   161,998
                                                             ===========    ===========

                             See accompanying notes.

                      RESOLVE STAFFING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                         2004           2003
                                                     -----------    -----------
                                                                     (Restated)
STAFFING SERVICES REVENUE                            $ 1,666,897    $ 1,105,798

COST OF STAFFING SERVICES REVENUE                      1,277,507        835,550
                                                     -----------    -----------

GROSS PROFIT                                             389,390        270,248

OPERATING EXPENSES:
     Legal and professional fees                         159,707        261,813
     Salaries and benefits                               341,130        219,648
     Administrative expenses                             138,580        106,585
     Taxes and licenses                                   14,655         19,581
     Rent expense                                         15,846         13,752
     Advertising                                          10,319         10,833
     Travel and entertainment                              2,684          8,360
                                                     -----------    -----------
           Total operating expenses                      682,921        640,572
                                                     -----------    -----------

 LOSS FROM OPERATIONS                                   (293,531)      (370,324)

OTHER INCOME (EXPENSE):
      Interest expense                                   (15,406)       (16,249)
                                                     -----------    -----------
          Other income (expenses), net                   (15,406)       (16,249)
                                                     -----------    -----------

NET LOSS                                             $  (308,937)   $  (386,573)
                                                     ===========    ===========

NET LOSS PER SHARE
     Basic and diluted                               $      (.21)   $      (.34)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
NET LOSS PER SHARE COMPUTATION:
     Basic and diluted                                 1,493,901      1,121,594
                                                     ===========    ===========



                             See accompanying notes.

                      RESOLVE STAFFING, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                           COMMON STOCK
                                     ------------------------       PAID IN   UNEARNED STOCK  ACCUMULATED
                                        SHARES        AMOUNT       CAPITAL     COMPENSATION     DEFICIT         TOTAL
                                     -----------    ---------    -----------    ---------    -----------    -----------
BALANCE, DECEMBER 31, 2002               964,201    $      96    $   737,576    $      --    $  (745,587)   $    (7,915)
Issuance of common stock for
  services--Consultants                  190,000           19        132,981     (133,000)            --             --
Issuance of common stock for
  services--Employees                    151,000           15        105,685     (105,700)            --             --
Issuance of common stock for
  services                                12,700            1          8,518       (8,519)            --             --
Conversion of debentures to
  common stock                             5,000            1          2,498           --             --          2,499
Donated services                              --           --         12,000           --             --         12,000
Amortization of deferred stock
  compensation                                --           --             --      213,736             --        213,736
Net loss                                      --           --             --           --       (386,573)      (386,573)
                                     -----------    ---------    -----------    ---------    -----------    -----------
BALANCE, DECEMBER 31, 2003
(RESTATED AS TO REVERSE STOCK
SPLIT DESCRIBED IN NOTE A)             1,322,901          132        999,258      (33,483)    (1,132,160)      (166,253)
                                     -----------    ---------    -----------    ---------    -----------    -----------

Issuance of common stock for
  services--officers and directors       216,000           22        161,979           --             --        162,001
Issuance of common stock for
  extension of notes payable                 200           --            150           --             --            150
Amortization of deferred stock
  compensation                                --           --             --       33,483             --         33,483
Net Loss                                                                                        (308,937)      (308,937)
                                     -----------    ---------    -----------    ---------    -----------    -----------
BALANCE DECEMBER 31, 2004              1,539,101    $     154    $ 1,161,387    $      --    $(1,441,097)   $  (279,556)
                                     ===========    =========    ===========    =========    ===========    ===========

                             See accompanying notes.

                      RESOLVE STAFFING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                    2004           2003
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                    $  (308,937)   $  (386,573)
    Adjustments to reconcile net loss to net cash flows
    used in operating activities:
        Stock-based compensation                                    195,483        213,736
        Stock issued for extension of promissory notes                  150             --
        Contributed services                                             --         12,000
        Depreciation                                                  8,368          6,455
        Change in allowance for doubtful accounts                     3,764             --
        Loss on disposal of property and equipment                    1,896             --
        Changes in operating assets and liabilities:
          Accounts receivable                                       (52,966)       (27,049)
          Prepaid and other assets                                    9,307         61,808
          Accounts payable and accrued liabilities                   24,133          4,954
          Accrued salaries and payroll taxes                        (71,547)        81,961
                                                                -----------    -----------
           Total adjustments                                        118,588        353,865
                                                                -----------    -----------

    Net cash flows used in operating activities                    (190,349)       (32,708)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                              (1,784)       (16,381)
                                                                -----------    -----------
    Net cash flows used in investing activities                      (1,784)       (16,381)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from line of credit                                     8,100          1,000
     Loan from stockholders, net                                    190,141         56,740
     Repayments of debenture payable                                     --         (8,651)
                                                                -----------    -----------
     Net cash flows provided by financing activities                198,241
                                                                                    49,089
                                                                -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             6,108             --

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR                         --             --
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS, END OF THE YEAR                      $     6,108    $        --
                                                                ===========    ===========


                             See accompanying notes.

                      RESOLVE STAFFING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENT'S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Resolve Staffing, Inc., ("Resolve" or the "Company") was organized under the laws of the State of Nevada on April 9, 1998. Integra Staffing, Inc., ("Integra") is a wholly owned subsidiary that was organized under the laws of the State of Florida on August 16, 1999 (collectively referred to as "Resolve") and acquired in 2001. The Company is engaged in providing human resource services (which include recruiting, training, and placement of temporary personnel) focusing on the professional, clerical, administrative and light industrial staffing market. During 2004, the Company's subsidiary, Integra, had no operations.

LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a working capital deficiency and a stockholder's deficiency of $295,370 and $279,556, respectively, as of December 31, 2004. In addition, the Company has incurred substantial losses and has been dependent upon the financial support of stockholders, management and other related parties.

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

REVENUE RECOGNITION

Staffing and managed service revenue and the related labor costs and payroll are recorded in the period in which services are performed. Permanent placement revenues are recognized when services provided are substantially completed. Allowances are established to estimate losses due to placed candidates not remaining employed for the guarantee period. The Company follows Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" in the presentation of revenues and expenses. This guidance requires Resolve to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. In situations where Resolve is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the consolidated statements of operations.

                      RESOLVE STAFFING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENTS' PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, Resolve considers amounts held by financial institutions and short term investments with an original maturity of 90 days or less to be cash and cash equivalents.

ACCOUNTS RECEIVABLE

Resolve's trade accounts receivable result from the sale of its services, and consist primarily of private companies. Resolve uses the allowance method to account for uncollectible accounts. Bad debt expense for the years ended December 31, 2004 and 2003 was $3,764 and $0 respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially expose Resolve to concentrations of credit risk, consist principally of trade accounts receivable.

Resolve's trade accounts receivable result from the sale of its services to customers, and customers consist primarily of private companies. In order to minimize the risk of loss from these private companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. As of December 31, 2004, two customers accounted for approximately 30.4% and 13.2% of gross accounts receivable, and one customer accounted for approximately 11.6% of revenue for the year ended December 31, 2004.

The Company is obligated to pay the salaries, wages, related benefit costs, and payroll taxes of worksite employees. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

FINANCIAL INSTRUMENTS

Resolve estimates that the fair value of all financial instruments at December 31, 2004 and 2003 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheets.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at historical cost and include expenditures,
which  substantially   increase  the  useful  lives  of  existing  property  and
equipment. Maintenance and repairs are charged to operations when incurred.

Depreciation of property and equipment is computed primarily using the straight-line method based on estimated useful lives (furniture and fixtures, 6 to 7 years, office equipment 5 to 7 years, and computers and software, 3 to 5 years). Depreciation for income tax purposes is computed principally using the straight line method and estimated useful lives.

ADVERTISING COSTS

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Resolve did not have direct-response advertising costs during the years ended December 31, 2004 and 2003.

STOCK SPLIT

On December 28, 2004, the Company effected a reverse stock split of the Company's common stock on a 1 for 5 basis. The Company maintained the par value of the Company's common stock at $0.0001 and also maintained the number of shares of common stock the Company is authorized to issue at 50,000,000.

                      RESOLVE STAFFING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

STOCK SPLIT (CONTINUED)

The accompanying financial statements as of December 31, 2003 and for the year then ended have been restated to give effect to the reverse stock split for all periods presented.

ACCOUNTING FOR STOCK-BASED COMPENSATION

Resolve accounts for and reports its stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), and Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"). Accordingly, compensation costs for stock options and warrants are measured as the excess, if any, of the fair value of the stock at the date of grant, over the stock option exercise price. Resolve accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") Under SFAS No. 123, stock option awards issued to non-employees are accounted for at their fair value on the date issued, where fair value is determined using the Black-Scholes option pricing method.

There  are  no  differences   between   historical  and  pro-forma  stock  based
compensation value.

INCOME TAXES

Resolve records its federal and state income tax liability in accordance with Statement of Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes". Deferred taxes are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes, using current tax rates. Deferred tax assets represent the expected benefits from net operating losses carried forward and general business credits that are available to offset future income taxes.

LOSS PER SHARE

Net loss per share is computed based upon the weighted average number of outstanding shares of the Company's common stock for each period presented. The weighted average number of shares excludes 851,320 common stock equivalents, representing warrants [that were outstanding as of December 31, 2004 and 2003], since the effect of including them would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement is generally effective for contracts entered into or modified after June 30, 2003. The Company currently has no such financial instruments outstanding or under consideration and does not expect the adoption of this standard to effect the Company's financial position or results of operations.

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

                      RESOLVE STAFFING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

acquired prior to February 1, 2003. The Company does not currently have relationships with entities meeting the criteria set forth in FIN No. 46 and is not required to include any such entities in its financial statements pursuant to the provisions of FIN No. 46.

Effective as of December 31, 2004, the Company adopted the revised interpretation of FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," (FIN 46-R). FIN 46-R requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not have any investments in entities it believes are variable interest entities for which the Company is the primary beneficiary.

In December 2004, FASB issued SFAS No. 123 (revised 2004) "Share Based Payment" (SFAS No. 123R), a revision to Statement No. 123, Accounting for Stock-Based Compensation which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised SFAS 123 eliminates the alternative to use Opinion 25's intrinsic value method of accounting and, instead, requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Furthermore, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as well as estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification. The Company has yet to determine the effect SFAS No. 123R may have on its financial statements, if any.

RECLASSIFICATIONS

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform with the presentation in 2004. Such reclassifications are not considered material to the financial statements.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2004 and 2003 is summarized as follows:

                                                2004            2003
                                            -----------     -----------
     Computer software                         $12,672         $14,567
     Computers                                  14,209          12,425
     Furniture and fixtures                      5,079           5,079
     Office equipment                           12,692          12,692
                                            -----------     -----------
     Total property and equipment               44,652          44,763
     Less, accumulated depreciation            (28,838)        (20,470)
                                            -----------     -----------
     Net property and equipment                $15,814         $24,293
                                            ===========     ===========

Depreciation expense for the years ended December 31, 2004 and 2003 was $8,368 and $6,455, respectively.

NOTE C - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

CONVERTIBLE DEBENTURES DUE JUNE 30, 2003

On December 6, 2001, Resolve borrowed $11,150 from unrelated individuals secured by a 6% convertible debenture due June 30, 2003. The debentures were convertible into Resolve's $0.0001 par value common stock at $0.10 per share through the debenture's maturity date. There was no beneficial conversion feature present in the instrument on the commitment or issuance date. On June 25, 2003, Resolve paid $8,651 in cash and issued 5,000 shares of its common stock to the holders of the 6% convertible debenture upon conversion of $2,499 principal amount of the debentures; there was no accrued interest.

                      RESOLVE STAFFING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTES PAYABLE

During May and June 2002, the Company obtained loans from an unrelated individual for a total of $40,000. The underlying notes payable bear interest at 12% per annum payable quarterly in arrears and are secured by the accounts receivable of the Company. The maturity has been verbally extended on a month-to-month basis.

On May 14, 2003, Resolve obtained a $50,000 line of credit from Mercantile Bank, payable on demand, with interest at the rate of 3% above Mercantile Bank's prime rate. The line of credit was secured by Resolve's general credit and was personally guaranteed by William A. Brown, a director and shareholder of the Company. Resolve had drawn $41,000 on the line of credit as of December 31, 2003.

On December 27, 2004, the Company entered into an agreement with Mercantile Bank to convert the line of credit into a promissory note, with a maturity date of June 30, 2005. Interest is payable on this note at a rate of 8.25% per annum. The note is secured by Resolve's general credit and has been co-signed by William A. Brown, a director and shareholder of the Company. As of December 31, 2004, Resolve has a principal balance of $49,100 outstanding.

See Note D--Related Party Balances and Transactions, for information about the Credit Agreement with ELS, Inc.

See Note D - Related Party Balances and Transactions, for information about the Note Payable to William Brown.

SUBORDINATED CONVERTIBLE NOTES

The Board of Directors authorized the issue and sale of its 18% Subordinated Convertible Notes ("Notes") due October 1, 2002 in the aggregate principal amount of not more than $250,000. The Notes contained an option for Resolve to extend the maturity date for up to two successive three month periods ending January 1, 2003 and April 1, 2003. The principal amounts of the notes were convertible into shares of Resolve's $0.0001 par value common stock at $2 per share. There was no beneficial conversion feature present on the commitment date or issuance date. As of March 31, 2002, notes were issued in the amount of $100,000. On June 24, 2002, after negotiations with the note holders, the $100,000 in notes were cancelled in exchange for 500,000 units, each consisting of one share of common stock and one warrant to purchase a share of common stock at $.15 per share.

NOTE D - RELATED PARTY BALANCES AND TRANSACTIONS

Notes payable--related party includes borrowings of $91,500 from William Brown, a director and shareholder. The underlying note bears interest at 5% and was due on March 31, 2004. The Company has a verbal agreement to extend the maturity date on a month-to-month basis.

On February 7, 2003, the Board of Directors approved a one year agreement with Pinnacle Corporate Services, LLC., ("Pinnacle"), a company owned by Donald Quarterman, a company director and major shareholder. Under the terms of the agreement, Resolve agreed to issue Pinnacle a total of 190,000 restricted shares of the Company's $0.0001 par value common stock. The total value of restricted common stock issued under this agreement was $133,000, representing the market value of such shares based upon recent sales. (See Note G - Stockholders' Equity).

On December 8, 2003, the Company entered into a non-interest bearing short-term credit agreement with ELS, Inc., that provides for borrowings of up to $200,000. ELS, Inc. is a company owned by Ronald Heineman, the Company's Chief Executive Officer. The underlying promissory note is secured by 400,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. As of December 31, 2004, Resolve had a balance of $190,141 outstanding. Balances due under the credit agreement were originally due May 8, 2004, but the agreement was extended on a month-to-month basis, and provided for an additional $100,000 in borrowings. On June 1, 2004, the agreement was amended to extend the line to a maximum of $500,000.

                      RESOLVE STAFFING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE D - RELATED PARTY BALANCES AND TRANSACTIONS (CONTINUED)

On December 29, 2003, Resolve entered into a six month consulting agreement with Ronald Heineman, the Company's Chief Executive Officer, to provide Resolve with the following services: development of a business plan and strategic marketing plan; enhancement of the Company's revenue base through the recruitment of additional staffing personnel; development of an acquisition based growth plan; development and implementation of an investor relations strategy; the provision of back office administrative and sales support; as well as day to day management oversight of the Company's personnel. Under the terms of the agreement Resolve agreed to issue Ronald Heineman 200,000 shares of the Company's common stock. On June 1, 2004, Resolve extended the consulting agreement with Ronald Heineman through to December 31, 2004, for additional compensation of 72,000 shares of common stock. Resolve has issued a total of 272,000 shares of common stock valued at $201,201 during 2003 and 2004, representing the market value of such shares based upon the most recent sales.

NOTE E - INCOME TAXES

For income tax purposes Resolve had $1,010,540 of net operating losses carried forward from prior years, which can be used to offset future federal and state taxable income through fiscal 2019. No income tax benefit has been recorded in the accompanying consolidated financial statements since the recoverability of such assets is not reasonably assured through known future revenue sources.

The potential tax benefit of these losses and credits as of December 31, 2004 and 2003 is estimated as follows:

                                                         2004           2003
                                                      ----------    ----------
       Future tax benefit of net operating losses     $  354,000    $  245,561
       Valuation allowance                              (354,000)     (245,561)
                                                      ----------    ----------
       Future tax benefit                             $       --    $       --
                                                      ==========    ==========

At December 31, 2004 and 2003, no deferred tax assets or liabilities were recorded in the accompanying consolidated financial statements. The Company's effective tax rate differs from the statutory rates associated with taxing jurisdictions because of changes in the valuation allowance. The valuation allowance at December 31, 2004 and 2003, increased by $108,439; and $176,254 from December 31, 2003 and 2002, respectively.

NOTE F - CASH FLOW SUPPLEMENTAL INFORMATION

Cash paid for interest during the years ended December 31, 2004 and 2003 amounted to $10,831 and $13,186 respectively.

During the year ended December 31, 2004, the following non-cash transactions were recorded:

      1. Resolve issued 216,000 shares of restricted common stock, valued at $162,001, to an officer for compensation.

      2. Resolve issued 200 shares of common stock, valued at $150, for the extension of a Note Payable to an unrelated party.

During the year ended December 31, 2003, the following non-cash transactions were recorded:

      3. Resolve's officers waived salaries for services to the Company valued at $12,000.

      4. Resolve issued 190,000 shares of common stock to the Pinnacle Corporation valued at $133,000, in exchange for consulting services.

      5. Resolve issued 5,000 shares of common stock to debenture holders in exchange for $2,499 in principal amount of debentures at $.50 per share.

      6. Resolve issued 151,000 shares of restricted common stock valued at $105,700 to officers for compensation. 7. Resolve issued 12,700 shares of common stock, valued at $8,519 to employees for services.

                      RESOLVE STAFFING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE G - STOCKHOLDERS' EQUITY

ISSUANCES OF COMMON STOCK

On February 7, 2003, the Board of Directors approved a one-year agreement with Pinnacle Corporate Services, LLC., ("Pinnacle") a company owned by Donald Quarterman, a company director and major shareholder, to provide Resolve with the following services: assistance and/or preparation of financial, strategic and business plans; assist and advise Resolve on recruiting key management talent and members of the board of directors; and provide advice and consult with Resolve concerning management, products and services. According to the agreement, Resolve agreed to issue Pinnacle a total of 190,000 restricted shares of the Company's $.0001 par value common stock as part of the compensation package. Resolve agreed to prepare and file a registration statement on or before May 31, 2003 and register the shares issued to Pinnacle. Resolve issued the 190,000 shares of its common stock to Pinnacle Corporate Services, LLC as partial compensation for a the one-year agreement to provide consulting services and valued the shares at $133,000 representing the market value of such shares based upon recent sales.

On February 7, 2003, Resolve issued 55,000 shares of its common stock valued at $38,500, representing the market value of such shares based upon recent sales, to Wanda D. Dearth, its former Chief Executive Officer in connection with a compensation agreement for her services.

During 2003, Resolve issued 12,700 shares, valued at $8,519, representing the market value of such shares based upon recent sales, of its restricted common stock to unrelated individuals for various consulting services.

As more fully discussed in Note C - Convertible Debentures and Notes Payable, on June 25, 2003, the Company issued 5,000 shares of its common stock in exchange for the debentures converted.

On December 29, 2003, Resolve issued 40,000 shares of its restricted common stock to stock to Michael Knox, as compensation for a one-year agreement to serve as the Company's Chief Financial Officer valued at $28,000, representing the market value of such shares based upon recent sales, through December 31, 2003.

On December 29, 2003, Resolve issued 56,000 shares of common stock, valued at $39,200, representing the market value of such shares based upon recent sales, to Ronald Heineman the Company's Chief Executive Officer under a consulting agreement that also provides for future stock issuances. The stock was issued as follows: 20,000 shares upon execution of the Agreement, plus the first month's compensation of 36,000 shares; on February 2, 2004, 36,000 shares, valued at $27,000; on March 1, 2004, 36,000 shares valued at $27,000; on April 1, 2004,
72,000 shares, valued at $54,000; and on June 1, 2004, 72,000 shares, valued at $54,001. (See Note D - Related Party Balances and Transactions).

On December 29, 2003, Resolve pledged 400,000 shares of common stock as collateral for a Line of Credit to ELS, Inc. ELS, Inc. is a company owned by Ronald Heineman.

On June 30, 2004, Resolve issued 200 shares of common stock valued at $150, representing the market value of such shares based upon recent sales, to Barbara Green, an unrelated individual, as consideration for the extension of the Company's note payable.

Compensation and consulting expense related to common stock issuances in 2003, noted above, were amortized over the benefited periods. During the years ended December 31, 2004 and 2003, amortization of deferred compensation amounted to $33,483 and $213,736, respectively.

COMMON STOCK WARRANTS

As of December 31, 2004 and 2003 there were 851,320 stock warrants outstanding which are due to expire on June 30, 2007. Each warrant has an exercise price of $.75 per share price. All stock warrants are exercisable.

EQUITY INCENTIVE PLAN

During the year ended December 31, 2001, Resolve adopted a 2001 Equity Incentive Plan ("Incentive Plan") for the benefit of key employees (including officers and employee directors) and consultants of Resolve and its affiliates. The Incentive Plan is intended to

                      RESOLVE STAFFING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

EQUITY INCENTIVE PLAN (CONTINUED)

provide those persons who have substantial responsibility for the management and growth of Resolve with additional incentives and an opportunity to obtain or increase their proprietary interest in Resolve, encouraging them to continue in the employ of Resolve.

On May 28, 2002, Resolve's 2001 Stock Incentive Plan was amended to restore the number of shares which may be issued under the plan to 600,000 and to permit the issuance of unrestricted shares. No shares have been issued under this plan.

NOTE H - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

On June 14, 2002, Resolve entered into a lease agreement, effective July 8, 2002, for 1,056 square feet of office space, housing its operating offices, pursuant to a three-year lease with an unrelated landlord, expiring June 30, 2005 at $1,106 per month, plus applicable Florida sales tax. Resolve has the option to renew the lease for two successive terms under the same terms and conditions as the original lease and anticipates exercising the first of these two options.

The future maturities of minimum lease payments under this lease are as follows:

                        2005             $  13,272
                        2006                13,272
                        2007                13,272
                        2008                 6,636
                                         ---------
                        Total            $  46,452
                                         =========

LITIGATION

On December 26, 2003, the Company's then Chief Executive Officer, Ms. Wanda Dearth was terminated. On February 6, 2004, Ms. Dearth filed a complaint against the Company in Hillsborough County, Florida for breach of her employment contract claiming $305,000, plus certain indeterminate costs and fees. On July 9, 2004, Resolve Staffing, Inc., and Wanda Dearth, entered into a settlement agreement. All costs incurred in settling this matter, $28,500, have been charged to the Company's operations during 2004. As of December 31, 2004, the Company does not have any outstanding legal issues outside of the ordinary course of business.

NOTE I - SUBSEQUENT EVENTS

ASSET ACQUISITION AGREEMENT

On February 7, 2005 Resolve Staffing, Inc., entered into an asset acquisition agreement ("Agreement") with ELS, Inc., ("ELS") a company owned by Ronald Heineman, the Company's Chief Executive Officer. Pursuant to the Agreement Resolve Staffing, Inc., acquired a total of 10 employee staffing locations from ELS. The acquisition of these new locations is anticipated to significantly expand the geographic scope of the Company's operations. The effects of this agreement have not been incorporated into the financial statements as of, and for the year ended December 31, 2004. The agreement provided for the acquisition of certain tangible and intangible assets used in the operation of the temporary staffing businesses, including customer lists associated with the temporary staffing businesses.

The aggregate purchase price was $1,343,000, including 13,000,000 shares of the Company's restricted common stock valued at $130,000 based on management's estimate of the fair value of the restricted common stock, and a demand promissory note in the principal amount of $1,213,000, which accrues interest at the rate of 10% per annum. The agreement does not specify any contingent payments, options or other commitments.

The assets acquired and liabilities assumed under this agreement are reflective of ELS's cost basis, in accordance with SFAS No. 141 for transfers among entities under common control, which requires that assets purchased from an entity under common control be recorded at the transferor's historical cost basis. In accordance with SFAS No. 141 the financial information of Resolve Staffing Inc. and subsidiaries presented subsequent to the Agreement will be presented as if the entities had been combined at the beginning of the period presented. Prior period information will be restated in order to furnish comparative information in accordance with applicable guidance. To date the books and records of the locations acquired have not been audited, and therefore the allocation of the purchase price is subject to refinement.

On March 3, 2005, Resolve Staffing, Inc., secured a revolving note from Fifth Third Bank for an amount of $1,900,000 with a maturity date of June 1, 2006. Interest is payable on the principal balance outstanding on a monthly basis, at the bank's prime rate. Borrowings under this note are limited to 80% of the Company's accounts receivable balance which have been outstanding for less than 90 days.

On March 3, 2005, Resolve Staffing, Inc., secured a term note ("note") from Fifth Third Bank for an amount of $465,000 with a maturity date of September 1, 2009. The outstanding balance of the Note is to be paid in 53 installments of principal and interest, each in the amount of $9,845, commencing April 1, 2005. Interest is payable on the principal balance outstanding at a rate of 6.6% per annum.

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

The Company engaged Griffiths on March 1, 2002. During the two fiscal years ended December 31, 2001 and December 31, 2002 and through September 24, 2003, there were no disagreements between the Company and Griffiths on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Griffiths would have caused Griffiths to make reference to the matter in his reports on the Company's financial statements. During the two fiscal years ended December 31, 2001 and December 31, 2002 and through September 24, 2003, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B.

During the two fiscal years ended December 31, 2001 and 2002 and through September 24, 2003, the Company has not consulted with Aidman, Piser & Company, P.A. regarding either:

1. the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company, by Aidman, Piser & Company, P.A., concluding there was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or

2. any matter that was either the subject of a disagreement or event, as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv) of Regulation S-B.

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

APC was engaged by the Company to serve as the Company's independent auditors for the fiscal year ended December 31, 2003. The report of APC with respect to the Company's financial statements for the fiscal year ended December 31, 2003 was modified for the uncertainty surrounding our ability to continue as a going concern. During the fiscal year ended December 31, 2003 and the period from December 31, 2003 through the date of APC's resignation, there were no disagreements between the Company and APC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of APC, would have caused APC to make reference to the subject matter of the disagreements in connection with their report on the Company's financial statements for 2003.

As stated in APC's resignation letter dated August 16, 2004, a review of the Company's Forms 10-QSB for the first and second quarter of the current year was not completed prior to being filed with the SEC. As a result, the Company's previously issued financial statements for the first quarter and second quarter of 2004 were restated upon review by the Company's new auditors.

On September 21, 2004, the Company engaged PKF San Diego ("PKF"), as its independent public accountants. The Company did not previously consult with PKF regarding any matter, including but not limited to:

1. the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or

2. any matter that was either the subject matter of a disagreement as defined in
Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-B).

ITEM 8A. CONTROLS AND PROCEDURES

                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2004, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Chief Executive Officer and former Chief Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

                          CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

NAME                     AGE     POSITION
----                     ---     --------
Ronald Heineman          47      Chief Executive Officer and Director
Donald E. Quarterman     36      President, Chief Operating Officer and Director
Michael Knox             46      Chief Financial Officer
William A. Brown         47      Executive Vice-President and Director

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

RONALD HEINEMAN. Ron Heineman is the President and CEO of ELS, Human Resource Solutions. ELS, is a professional employer organization (PEO) operating in 28 states. Prior to this, Mr. Heineman was Corporate, Vice President, Human Resources for Frisch's Restaurants, Inc. a large publicly held restaurant chain operating Big Boy, Golden Corral, Roy Rogers Restaurants and several large Hotels. Mr. Heineman was responsible for attaining results in the areas of Employment, Training, Benefits, Loss Prevention and Government Compliance. Mr. Heineman was employed with Frisch's for 23 years.

DONALD E. QUARTERMAN. Mr. Quarterman joined us as President, Chief Operating Officer and director December 4, 2002. Mr. Quarterman brings with him over 7 years of staffing industry experience in venture capital, mergers and acquisitions, and strategic consulting. Mr. Quarterman is a Managing Partner and co-founder of Pinnacle Corporate Services, LLC, a business consulting firm that works with emerging growth companies in the areas of business and strategic planning, business development strategies, and executive and director recruitment, since August 2001. From 1997 to 2000, Mr. Quarterman was Director of Operations for Catalyst Ventures, an Investment Banking firm located in Tampa, Florida. From 1993 to 1997, Mr. Quarterman was a Vice President at Geneva Corporate Finance, one of the largest middle-market merger and acquisition firms in the United States. Mr. Quarterman earned an MBA degree, with a concentration in Finance and Entrepreneurship, from the University of South Florida. Mr. Quarterman resigned as an officer of Resolve on September 22, 2004. He remains with Resolve as a Director.

MICHAEL KNOX. Michael Knox is a Certified Public Accountant in the State of Florida and is a Certified Valuation Analysts. He has worked in public and private accounting for more than fifteen years. While in public accounting Mr. Knox performed various accounting services; SEC filings, tax preparation, tax planning, business consulting, business valuation, and auditing. Mr. Knox resigned as an officer of Resolve on January 10, 2005.

WILLIAM A. BROWN. Mr. Brown joined Resolve Staffing, Inc as Vice-President and director on December 4, 2002. From October 2001 to April 2002, Mr. Brown was President of Integra Staffing, Inc., our predecessor company, and prior to that as an investor. After the acquisition of Integra Staffing, Inc. by Resolve, Mr. Brown continued to be involved as an investor and major shareholder. Mr. Brown is founder and President of J. B. Carrie Properties, Inc., a real estate management and development company which was organized in 1988. Mr. Brown is also involved in the senior assisted living business managing 3 facilities in the state of Florida. Mr. Brown graduated from Florida State University with a degree in Sociology. Mr. Brown resigned as an officer of Resolve on September 22, 2004. He remains as a Director.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of our equity securities pursuant to Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

The following table shows certain compensation information for services rendered in all capacities for the last three fiscal years, for each person that served as our Chief Executive Officer. With the exception of Wanda Dearth's compensation in fiscal 2003, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years.

SUMMARY COMPENSATION TABLE

----------------------- -------- --------- --------- ---------------- -------------------- ----------- ---------- ---------------
NAME & PRINCIPAL                                         ANNUAL        OTHER RESTRICTED    OPTIONS     LTIP          ALL OTHER
    POSITION             YEAR     SALARY    BONUS     COMPENSATION       STOCK REWARDS        SARS      PAYOUTS     COMPENSATION
----------------------- -------- --------- --------- ---------------- -------------------- ----------- ---------- ---------------
Charles Lincoln,         2002           0     0             0                     0            0           0             0
CEO (1)                  2003           0     0             0                     0            0           0             0
                         2004           0     0             0                     0            0           0             0
----------------------- -------- --------- --------- ---------------- -------------------- ----------- ---------- ---------------
Donald E. Quarterman,    2002       3,000     0             0                     0            0           0             0
President (2) (3)        2003           0     0             0                     0            0           0             0
                         2004           0     0             0                     0            0           0             0
----------------------- -------- --------- --------- ---------------- -------------------- ----------- ---------- ---------------
Wanda Dearth,            2002           0     0             0                     0            0           0             0
CEO (4)                  2003      72,720     0             0                38,500            0           0             0
                         2004           0     0             0                     0            0           0             0
----------------------- -------- --------- --------- ---------------- -------------------- ----------- ---------- ---------------
Ron Heineman,            2002           0     0             0                     0            0           0             0
CEO (5)                  2003           0     0             0                39,200            0           0             0
                         2004           0     0             0               162,001            0           0             0
----------------------- -------- --------- --------- ---------------- -------------------- ----------- ---------- ---------------

(1)  Appointed December 12, 2001; resigned March 18, 2002.
(2)  Appointed December 2, 2002; resigned September 22, 2004.
(3) Assumed the duties of acting Chief Executive Officer from December 4, 2002 to February 7, 2003.
(4)  Appointed February 7, 2003; terminated December 26, 2003.
(5)  Appointed February 7, 2004 to present day.


OPTIONS

No options were exercised or granted during the last fiscal year. There were also no long-term incentive plans or rewards made in fiscal 2004.

EMPLOYMENT AGREEMENTS

On December 29, 2003, Resolve entered into a six month consulting agreement with Ronald Heineman, the Company's Chief Executive Officer, to provide Resolve with the following services: development of a business plan and strategic marketing plan; enhancement of the Company's revenue base through the recruitment of additional staffing personnel; development of an acquisition based growth plan; development and implementation of an investor relations strategy; the provision of back office administrative and sales support; as well as day to day management oversight of the Company's personnel. Under the terms of the agreement Resolve agreed to issue Ronald Heineman 200,000 shares of the Company's common stock. On June 1, 2004, Resolve extended the consulting agreement with Ronald Heineman through to December 31, 2004, for additional compensation of 72,000 shares of common stock. Resolve has issued a total of 272,000 shares of common stock valued at $201,201, in accordance with the consulting agreement and its extension, representing the market value of such shares based upon the most recent sales.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT.

As of March 20, 2005,  there were 14,539,101  shares of common stock,  par value
$0.0001  outstanding.   The  following  table  sets  forth  certain  information
regarding the beneficial ownership of our common stock as of March 20, 2005:

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

------------------ --------------------------------- -------------------------- ----------------------
                     NAME AND ADDRESS OF               AMOUNT OF BENEFICIAL
TITLE OF CLASS         BENEFICIAL OWNER                      OWNERSHIP            PERCENT OF CLASS
------------------ --------------------------------- -------------------------- ----------------------
 Common Stock      Ronald Heineman (1)                      7,922,000                   54.5%
                   c/o Resolve Staffing, Inc.
                   105 North Falkenburg Road
                   Tampa, FL 33619
------------------ --------------------------------- -------------------------- ----------------------
 Common Stock      Don Quarterman, Jr. (2)                    500,000                    3.4%
                   c/o Resolve Staffing, Inc.
                   105 North Falkenburg Road
                   Tampa, FL 33619
------------------ --------------------------------- -------------------------- ----------------------
 Common Stock      William Brown (3)                        2,689,179                   17.7%
                   c/o Resolve Staffing, Inc.
                   105 North Falkenburg Road
                   Tampa, FL 33619
------------------ --------------------------------- -------------------------- ----------------------
 Common Stock      William Walton                           4,000,000                   27.5%
                   c/o Resolve Staffing, Inc.
                   105 North Falkenburg Road
                   Tampa, FL 33619
------------------ --------------------------------- -------------------------- ----------------------
 Common Stock      Charles Lincoln (4)                         11,966                    0.1%
                   1600 South Federal Hwy
                   Suite 200
                   Pompano Beach, FL 33062
------------------ --------------------------------- -------------------------- ----------------------
 Common Stock      Wanda Dearth                               105,000                    0.7%
                   10586 Wagon Box Circle
                   Highlands Ranch, CO   80130
------------------ --------------------------------- -------------------------- ----------------------
 Common Stock      Shares of all officers and              15,151,179                   99.5%
                   directors as a group (4 persons)
------------------ --------------------------------- -------------------------- ----------------------

(1) Includes 400,000 shares pledged to Employee Leasing Services, Inc., of which Mr. Heineman is President and majority shareholder, to secure a line of credit. This amount also includes 7,522,000 own by Mr. Heineman individually.

(2) Includes 190,000 shares owned by Pinnacle Corporate Services, of which Mr. Quarterman is a managing partner. It also includes 310,000 shares owned by Mr. Quarterman individually.

(3) Includes 1,906,826 shares owned by the William A. Brown Family Trust, of which Mr. Brown is trustee, 400 shares owned by his wife, Christina Brown and 95,793 shares owned by Work Holdings LLC, of which Mr. Brown is the majority owner. This amount also includes 453,460 warrants owned by the William A. Brown Family Trust and 232,700 warrants owned by Work Holdings, LLC.

(4) Includes 9,509 shares owned by Charles and Lorraine Lincoln JT Ten, and 2,457 shares owned by Mr. Lincoln individually.

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

On May 28, 2002, Resolve's 2001 Stock Incentive Plan was amended to restore the number of shares which may be issued under the plan to 600,000 and to permit the issuance of unrestricted shares. No shares have been issued under this plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 8, 2003, the Company entered into a non-interest bearing short-term credit agreement with ELS, Inc., that provides for borrowings of up to $200,000. ELS, Inc. is a company owned by Ronald Heineman, the Company's Chief Executive Officer. The underlying promissory note is secured by 400,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. As of December 31, 2004, Resolve had a balance of $190,141 outstanding. Balances due under the credit agreement were originally due May 8, 2004, but the agreement was extended on a month-to-month basis, and provided for an additional $100,000 in borrowings. On June 1, 2004, the agreement was amended to extend the line to a maximum of $500,000. As of December 31, 2004, $190,141 was outstanding under the agreement. As of March 20, 2005, $190,141 was outstanding under the agreement.

On December 29, 2003, Resolve entered into a six month consulting agreement with Ronald Heineman, the Company's Chief Executive Officer, to provide Resolve with the following services: development of a business plan and strategic marketing plan; enhancement of the Company's revenue base through the recruitment of additional staffing personnel; development of an acquisition based growth plan; development and implementation of an investor relations strategy; the provision of back office administrative and sales support; as well as day to day management oversight of the Company's personnel. Under the terms of the agreement Resolve agreed to issue Ronald Heineman 200,000 shares of the Company's common stock. On June 1, 2004, Resolve extended the consulting agreement with Ronald Heineman through to December 31, 2004, for additional compensation of 72,000 shares of common stock. Resolve has issued a total of 272,000 shares of common stock valued at $201,201, in accordance with the consulting agreement and its extension, representing the market value of such shares based upon the most recent sales.

During the year ended December 31, 2002,  Resolve  borrowed $67,000 from William
A. Brown, executive vice-president and major shareholder of Resolve. As of December 31, 2004, the balance of the Note was $91,500. The debt is evidenced by a promissory note due on March 31, 2004, with interest at the rate of 5% per annum payable quarterly in arrears. The note has been verbally extended on a month-to-month basis.

On February 7, 2003, the Board of Directors approved a one-year agreement with Pinnacle Corporate Services ("Pinnacle") to provide Resolve with the following services: assistance and/or preparation of financial, strategic and business plans, assist and advise Resolve on recruiting key management talent and members of the board of directors, provide advice and consult with Resolve concerning management, products and services, and review and advise Resolve in its efforts to consolidate segments of the staffing industry. Donald Quarterman, a director and shareholder, is the current Managing Partner of Pinnacle and William Brown, a director and shareholder, has had negotiations about becoming a significant investor in Pinnacle. There are no other relationships or associations between Pinnacle, its officers, directors and affiliates, and Resolve or its respective officers, directors and affiliates. In accordance with the agreement, Resolve issued Pinnacle a total of 190,000 restricted shares of the Company's $.0001 par value common stock as compensation for its services. The total value of restricted shares granted was $133,000, representing the market value of such hares based upon the most recent sales. The agreement was approved by Cristino
L. Perez, our former Chief Financial Officer and a former director. The other Board members, Don Quarterman and William A. Brown, abstained from the vote due to their conflict of interest, as disclosed above.

On May 14, 2003, we secured a $50,000 line of credit from Mercantile Bank, payable on demand, with interest at the rate of 3% above Mercantile Bank's prime rate (currently 5.5%) per annum, payable monthly. The line of credit was secured by our general credit and was personally guaranteed by Mr. William A. Brown, a director and shareholder of the Company. On December 27, 2004, the Company entered into an agreement with Mercantile Bank to convert the line of credit into a promissory note, with a maturity date of June 30, 2005. Interest is payable on this note at a rate of 8.25% per annum. The note is secured by Resolve's general credit and has been co-signed by William A. Brown, a director and shareholder of the Company. As of December 31, 2004, Resolve has a principal balance of $49,100 outstanding.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

We filed the following reports on Form 8-K during 2004:

Form  8-K,  August  24,  2004,  Item  4  -  Change  in  Registrant's   Certified
Accountants; Reporting the resignation of Aidman, Piser & Company, P.A., as the Company's auditors.

Form 8-K, September 22, 2004, Item 4 - Change in Registrant's Certified Accountants; Reporting the engagement of PKF San Diego as the Company's auditors. Item 5 - Resignation of Registrant's Officers; Reporting the resignation of Mr. Don E. Quarterman and Mr. William Brown as officers of the Company.

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

2.4      Asset Purchase Agreement between Resolve Staffing, Inc. and ELS, Inc.

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

4.4      Form of $.75 warrant expiring June 30, 2007 (6)

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

(7) Filed with Amendment No. 1 to this Registration Statement on December 23, 2002.

(8) Filed as an exhibit to the Company's Form 10-KSB for the year ended December 31, 2002 and filed with the Commission

(9) Filed as an exhibit to the Company's Form 10-KSB/A for the year ended December 31, 2002 and filed with the Commission

(10) Filed with Amendment No. 4 to this Registration Statement on June 30, 2003.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following are the fees billed us by our auditors, PKF, Aidman Piser, & Company (APC), and Timothy M. Griffiths, respectively, for services rendered thereby during 2004 and 2003:

                                                2004             2003
                                             ----------       ----------
                   Audit Fees                43,200 (1)       20,295 (2)
                   Audit Related Fees            --               --
                   Tax Fees                      --               --
                   All Other Fees                --               --

     (1) Includes $12,000 in audit fees billed by PKF, in connection with the review of the Company's financial statement included in Forms 10-QSB for fiscal 2004, and $31,200 billed by Aidman Piser & Company, in connection with the audit of the annual financial statements for fiscal 2003.

     (2) Includes $14,545 in audit fees billed by Aidman Piser & Company, in connection with the review of the Company's financial statement included in Forms 10-QSB for fiscal 2003, and $5,750 billed by Timothy
          M. Griffiths, in connection with the audit of the annual financial statements for fiscal 2002.


Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-QSB and for any other services that were normally provided by PKF, Aidman, Piser & Company, and Timothy M. Griffiths, in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

All Other Fees consist of the aggregate fees billed for products and services provided by PKF, Aidman Piser & Company, and Timothy M. Griffiths, not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining the independence of PKF, Aidman Piser & Company, and Timothy M. Griffiths, and has determined that such services are appropriate.

Before the auditors are engaged to provide us audit or non-audit services, such engagement is approved by the Audit Committee of our Board of Directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RESOLVE STAFFING, INC.,
                                            a Nevada Corporation


Dated: April 14, 2005                       By: /s/ Ronald Heineman
                                                -------------------------------
                                                Ronald Heineman
                                                Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                         TITLE                        DATE
        ---------                         -----                        ----

/s/Ronald Heineman               Chief Executive Officer         April 14, 2005
-------------------------        and Director
Ronald Heineman

/s/Don Quarterman                Director                        April 14, 2005
-------------------------
Don Quarterman

/s/William Brown                 Director                        April 14, 2005
-------------------------
William Brown