Form 10QSB/A
period 2005-03-31
RESOLVE STAFFING INC
filed 2005-05-24
CIK 1106207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

              [X] Quarterly report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                                 3235 OMNI DRIVE
                              CINCINNATI, OH 45245
                     ---------------------------------------
                    (Address of Principal Executive Offices)

                                 (800) 894-4250
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
               --------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If changed since Last Report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 20, 2005, there were outstanding 14,939,101 shares of common stock, par value $0.0001, and no shares of preferred stock.

                             RESOLVE STAFFING, INC.
            FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

         Consolidated balance sheets as of March 31, 2005 and
         December 31, 2004                                                     3

         Consolidated statements of operations for the three months
         ended March 31, 2005 and 2004                                         4

         Consolidated statements of cash flows for the three months
         ended March 31, 2005 and 2004                                         5

         Notes to consolidated financial statements                            6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                  12

ITEM 3. CONTROLS AND PROCEDURES                                               14

PART II OTHER INFORMATION

ITEM 4. CHANGES IN SECURITIES                                                 15

ITEM 5.  OTHER INFORMATION                                                    15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     16

                             RESOLVE STAFFING, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004

                                                                                       2005              2004
                                                                                   -------------    -------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                      $     34,359     $      6,108
    Accounts receivable, net of allowance for bad
         debts of $8,264 for 2005 and $4,500 for 2004                                 1,332,026          165,925
    Prepaid and other assets                                                            524,869           11,675
                                                                                   -------------    -------------
        Total current assets                                                          1,891,254          183,708

PROPERTY AND EQUIPMENT
    Property and equipment                                                              426,144           44,652
    Less: Accumulated depreciation                                                      202,300         (28,838)
                                                                                   -------------    -------------
        Net property and equipment                                                      223,844           15,814

OTHER ASSETS
Goodwill                                                                              1,274,583               --
                                                                                   -------------    -------------
Total other assets                                                                    1,274,583               --
                                                                                   -------------    -------------

TOTAL ASSETS                                                                       $  3,389,681     $    199,522
                                                                                   =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                               $    118,645     $     87,120
    Accrued salaries and payroll taxes                                                  201,384           21,217
    Notes payable                                                                     1,526,304           89,100
    Note payable - related party                                                      1,839,558          281,641
                                                                                   -------------    -------------
        Total current liabilities                                                     3,685,891          479,078
                                                                                   -------------    -------------
STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.0001 par value, 50,000,000 shares
     authorized, issued and outstanding: March 31, 2005 -
     14,539,101 shares; December 31, 2004 - 1,539,101 shares                              1,454              154
    Paid-in capital                                                                   1,290,085        1,161,387
    Accumulated deficit                                                             (1,587,749)      (1,441,097)
                                                                                   -------------    -------------
             Total stockholders' deficit                                              (296,210)        (279,556)
                                                                                   -------------    -------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIT                                                                       $  3,389,681     $    199,522
                                                                                   =============    =============

              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                                        2005            2004
                                                                                   -------------    ------------
SERVICE REVENUES                                                                   $  1,685,484     $   288,227

COST OF SERVICES                                                                      1,287,524         213,413
                                                                                   -------------    ------------

GROSS MARGIN                                                                            397,960          74,814

OPERATING EXPENSES
     Legal & professional fees                                                           56,409          23,495
     Advertising/Promotion                                                               21,243           2,291
     Salaries and benefits                                                              201,893         113,140
     Taxes & licenses                                                                        58              45
     Rent & leases                                      gd                                  34,344           3,644
     Travel & entertainment                                                               2,538              85
     Administrative expenses                                                            205,305          27,268
                                                                                   -------------    ------------
           Total operating expenses                                                     521,790         169,968

 LOSS FROM OPERATIONS                                                                  (123,830)        (95,154)

OTHER EXPENSES
      Interest expense                                                                  (22,822)         (4,754)
                                                                                   -------------    ------------
          Net other expenses                                                            (22,822)         (4,754)

NET LOSS                                                                           $   (146,652)    $   (99,908)
                                                                                   =============    ============
LOSS PER SHARE
     Basic and diluted                                                             $       (.01)    $      (.07)
                                                                                   =============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
USED TO CALCULATE LOSS PER SHARE
     Basic and diluted                                                               10,205,768        1,357,716
                                                                                   =============    ============

              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                        2005              2004
                                                                    -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                          $ (146,652)     $   (99,908)
    Adjustments to reconcile net loss to cash provided by
      (used in) operating activities:
        Depreciation                                                      10,190            1,955
        Common stock issued for services                                      --           54,000
        Accrual of interest on note payable                               22,403               --
        Amortization of stock compensation                                    --           16,683
    Decrease (increase) in current assets:
        Accounts receivable                                               12,677           22,090
        Prepaid and other assets                                         (13,412)         (22,799)
    Increase (decrease) in current liabilities:                                           (13,234)
        Accounts payable                                                 (90,781)
        Accrued salaries and payroll taxes                               (34,847)         (88,799)
           Total adjustments                                             (93,770)         (30,104)

    Net cash used in operating activities                               (240,422)        (130,012)
                                                                    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                  (56,245)           (1,784)

GOODWILL                                                               (154,145)               --
                                                                    -------------    -------------
    Net cash used in investing activities                              (210,390)           (1,784)
                                                                    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from line of credit                                        467,000               --
     Proceeds from notes payable                                          35,769           47,823
     Repayment of note payable                                          (68,439)
     Borrowings from (repayments to) stockholders                             --          (40,000)
     Proceeds from note payable for subsidiary acquisition                44,733               --
     Proceeds from loans payable - related party                              --          137,190
                                                                    -------------    -------------
     Net cash provided by financing activities                           479,063          145,013
                                                                    -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 28,251           13,217

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD                         6,108               --
                                                                    -------------    -------------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                             $34,359          $13,217
                                                                    =============    =============

              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Nature of Operations

Resolve Staffing, Inc., ("Resolve" or the "Company") was organized under the laws of the State of Nevada on April 9, 1998. Integra Staffing, Inc., ("Integra") is a wholly owned subsidiary that was organized under the laws of the State of Florida on August 16, 1999 (collectively referred to as "Resolve") and acquired in 2001. The Company is engaged in providing human resource services (which include recruiting, training, and placement of temporary personnel) focusing on the professional, clerical, administrative and light industrial staffing market in the eastern United States.

On January 24, 2005, Resolve acquired certain assets from Solaris Staffing, Inc. These assets included the operations of certain temporary staffing offices located in upstate New York. The aggregate purchase price was $125,000, of which $90,000 has been paid to date.

On February 20, 2005, Resolve acquired SupportStaff Employment Services, a full-service staffing firm located in Sebring, FL. The aggregate purchase price was $75,000, which has been paid in full.

Acquisition of Entities from Related Parties

On February 7, 2005, Resolve Staffing, Inc., entered into an equity purchase agreement ("Agreement"), to purchase ELS Personnel Services from Employee Leasing Services, Inc., ("ELS"), a privately-held company located in Cincinnati, Ohio. The Company's Chief Executive Officer and director, Ronald Heineman, is a principal shareholder, officer and director of ELS. Pursuant to the equity purchase agreement, Resolve acquired a total of 10 temporary employee staffing locations from ELS.

Employee Leasing Services, Inc., acquired the 10 temporary employee staffing locations throughout fiscal 2004. ELS acquired 3 locations from Five Star Staffing, Inc., in August 2004, 3 locations from Five Star Staffing (NY), Inc., in November 2004 and 4 location from American Staffing Resources, Ltd., in November 2004. Prior to ELS's acquisition of these entities, these entities were owned and operated by unrelated third parties in various locations throughout Florida, New York and Ohio. The financial results of these acquired entities are included in the consolidated financial statements from the date of acquisition.

The aggregate purchase price was $1,630,000, including 13,000,000 shares of the Company's restricted common stock valued at $130,000 based on management's estimate of the fair value of the restricted common stock, and a demand promissory note in the principal amount of $1,500,000, which accrues interest at the rate of 10% per annum. The agreement does not specify any contingent payments, options or other commitments.

This acquisition was accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and intangible assets based on their fair values as of the date of acquisition. The excess of the purchase price over the fair value of net tangible and intangible assets has been recorded as goodwill.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION
(CONTINUED)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, net of cash, at the date of acquisition:

        Accounts receivable                                     $  1,178,778
        Prepaid and other assets                                     499,782
        Property and equipment                                       161,974
        Goodwill                                                   1,120,438
        Accounts payable and accrued liabilities                    (122,306)
        Accrued salaries and payroll taxes                          (215,014)
        Line of credit                                              (400,000)
        Note payable--workers compensation insurance                (180,581)
        Notes payable                                               (457,805)
                                                                -------------

                                                                $  1,585,266
                                                                =============

Of the $1,630,000 purchase price, $1,120,438 was assigned to goodwill. All of the goodwill is expected to be deductible for tax purposes.

To date the books and records of the locations acquired have not been audited, and therefore the allocation of the purchase price is subject to refinement.

Basis of  Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months ended March 31, 2005 and 2004 have been included.

These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements include the accounts of Resolve Staffing, Inc. and its wholly owned subsidiaries Integra, Five Star New York, Five Star Florida, American Staffing Services, and ELS Personnel Services. All significant inter-company accounts and transactions have been eliminated in preparing the accompanying financial statements.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION
(CONTINUED)

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

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION
(CONTINUED)

Effective as of December 31, 2004, the Company adopted the revised interpretation of Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," (FIN 46-R). FIN 46-R requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not have any investments in entities it believes are variable interest entities for which the Company is the primary beneficiary.

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

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-Monetary Assets
- an amendment of APB Opinion No. 29". This statement amends Opinion No. 29, to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company believes that the adoption of SFAS 153 will not have a material impact on the Company's financial statements.

NOTE B - LIQUIDITY AND MANAGEMENT'S PLANS

As reflected in the accompanying financial statements, the Company has a working capital deficiency and a stockholder's deficit of $1,794,637 and $296,210, respectively, as of March 31, 2005. In addition, the Company has incurred substantial losses and has been dependent upon the financial support of stockholders, management and other related parties.

Management has successfully obtained additional financial resources, which the Company believes will support operations until profitability can be achieved. These financial resources include financing from both related and non-related third parties, as discussed in the accompanying footnotes to the financial statements. There can be no assurance that management will be successful in these efforts. The financial statements do not reflect any adjustments that may arise as a result of this uncertainty.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE C - NOTES PAYABLE

Note Payable

During May and June 2002, the Company obtained loans from an unrelated individual for a total of $40,000. The underlying notes payable bear interest at 12% per annum payable quarterly in arrears and are secured by the accounts receivable of the Company. The maturities were extended to July 3, 2004, and have subsequently been extended to be due on demand.

Revolving Note

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

Term Note

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

NOTE D - NOTE PAYABLE - RELATED PARTY

Notes payable-related party represents aggregate borrowings totaling $91,500 to William Brown, a director and shareholder of the Company. The underlying note bears interest at 5% and is due on March 31, 2004. The Company has a verbal agreement to extend the maturity on a month to month basis.

On December 8, 2003, the Company entered into a non-interest bearing short-term credit agreement with ELS, Inc that provides for borrowings of up to $200,000. ELS, Inc. is a company owned by Ronald Heineman, the Company's Chief Executive Officer. The underlying promissory note is secured by 400,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. As of March 31, 2005, there was $225,655 outstanding under this agreement. Balances due under the credit agreement were originally due May 8, 2004. On June 1, 2004, the agreement was amended to extend the line to a maximum of $500,000.

On February 7, 2005 Resolve entered into a loan agreement with ELS, a company owned by Resolve's Chief Executive Officer, Ron Heineman, for the principal sum of $1,500,000. The note bears interest at 10% and is payable upon demand.

NOTE E - STOCKHOLDERS' EQUITY

On February 7, 2005, Resolve Staffing, Inc., entered into an equity purchase agreement ("Agreement"), to purchase ELS Personnel Services from Employee Leasing Services, Inc., ("ELS"), a privately-held company located in Cincinnati, Ohio. The Company's Chief Executive Officer and director, Ronald Heineman, is a principal shareholder, officer and director of ELS. Pursuant to the equity purchase agreement, Resolve acquired a total of 10 temporary employee staffing locations from ELS.

The aggregate purchase price was $1,630,000, including 13,000,000 shares of the Company's restricted common stock valued at $130,000 based on management's estimate of the fair value of the restricted common stock, and a demand promissory note in the principal amount of $1,500,000, which accrues interest at the rate of 10% per annum. The agreement does not specify any contingent payments, options or other commitments.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE E - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock Warrants

As of March 31, 2005 there were 851,320 stock warrants outstanding which are due to expire on June 30, 2007. Each warrant has an exercise price of $.75 per share price. All stock warrants are exercisable.

NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2005 and 2004 amounted to $31,166 and $4,754 respectively.

On February 7, 2005 Resolve issued 13,000,000 shares of restricted common stock valued at $130,000 and a note payable in the amount of $1,500,000 in exchange for 100% of the ownership interest in 3 entities with 10 staffing locations. The fair value of the assets and liabilities acquired, net of cash, on the date of acquisition are detailed in Footnote A.

NOTE G - NET LOSS PER SHARE

Net loss per share is computed based upon the weighted outstanding shares of the Company's common stock for each period presented. The weighted average number of shares excludes 851,320 common stock equivalents, representing principally warrants and stock options, since the effect of including them would be anti-dilutive.

NOTE H - SUBSEQUENT EVENTS

On April 1, 2005 Resolve opened a new temporary staffing location in Salisbury, North Carolina.

On April 21, 2005, the board of directors of Resolve Staffing appointed William Walton as a director of the Company. Mr. Walton was not appointed to serve on any committees of Resolve's Board of Directors, however Mr. Walton may be appointed to one or more committees of Resolve's Board of Directors in the future.

On May 9, 2005, Resolve acquired certain assets from Pride Staffing, Inc. These assets include a temporary staffing office located in Erie, PA.

NOTE I - PROFORMA INFORMATION

The interim financial statements for the three months ended March 31, 2005 are presented in accordance with accounting principles generally accepted in the United States (GAAP), which requires that the financial results of these acquired entities (as detailed in Footnote A) are included in the consolidated financial statements from the date of acquisition. As a result, the consolidated statement of operations does not include the activity of the acquired companies for the period from January 1, 2005 to February 7, 2005.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE I - PROFORMA INFORMATION (CONTINUED)

Presented below is the unaudited pro forma statement of operations for the three months ended March 31, 2005 as if the acquired companies had been acquired January 1, 2005.


                                                                   PRO-FORMA ADJUSTMENTS FOR
                                                 --------------------------------------------------------------
                                     ACTUAL         FIVE STAR       AMERICAN STAFFING         FIVE STAR            ADJUSTED
                                 MARCH 31, 2005   STAFFING, INC.     RESOURCES, LTD.     STAFFING (NY), INC.    MARCH 31, 2005
                               ------------------------------------------------------------------------------------------------
SERVICE REVENUES                    $1,685,484         $716,615           $146,217              $148,910         $2,697,226

COST OF SERVICES                     1,287,524          645,854            116,847               121,350          2,171,575
                               ------------------------------------------------------------------------------------------------

GROSS MARGIN                           397,960           70,761             29,370                27,560            525,651

OPERATING EXPENSES
  Legal & professional fees             56,409               --              2,458                 1,394             60,261
  Advertising/Promotion                 21,243            3,068              (556)                 1,640             25,395
  Salaries and benefits                201,893           30,817             60,170                36,117            328,997
  Taxes & licenses                          58               62                 --                    --                120
  Rent & leases                         34,334            8,458              3,262                 5,720             51,774
  Travel & entertainment                 2,538               99                 50                 1,617              4,304
  Administrative expenses              205,305          (4,264)             14,606                10,810            226,457
                               ------------------------------------------------------------------------------------------------
    Total operating expenses           521,780           38,240             79,990                57,298            697,308

 LOSS FROM OPERATIONS                (123,820)           32,521           (50,620)              (29,738)          (171,657)

OTHER EXPENSES
  Interest expense                      22,822            8,584              (240)                    --             31,166
                               ------------------------------------------------------------------------------------------------
    Net other expenses                  22,822            8,584              (240)                    --             31,166

NET LOSS                            $(146,642)          $23,937          $(50,380)             $(29,738)         $(202,823)
                               ================================================================================================


PRO-FORMA EARNINGS PER SHARE INFORMATION FOR THE
THREE MONTHS ENDED MARCH 31, 2005:

Basic weighted average shares outstanding:                                                                     10,205,768

Pro forma basic net loss per common share:                                                                          $(0.01)


The Company has been unable to obtain the necessary information to present pro-forma financial information reflecting the combined operations of Resolve Staffing, Inc, and its acquired staffing locations, for the period ended March 31, 2004. This current Report on Form 10-QSB will be supplemented by amendment to provide the necessary comparative pro-form information as soon as the information becomes available.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the Company's unaudited consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking information based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

RESULTS OF OPERATIONS

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004.

Our net loss increased from $99,908 for three months ended March 31, 2004 to $146,652 or a 47% increase for three months ended March 31, 2005, as a result of the acquisitions described in Note A. A line-by-line discussion of our results of operations is as follows:

Revenues for three months ended March 31, 2004 compared to 2005 increased from $288,227 to $1,685,484 or a 485% increase. This increase is attributable to the acquisition of 10 new locations from ELS on February 7, 2005. The locations acquired from ELS were not being operated by ELS in the first quarter of 2004. These locations, which were acquired February 7, 2005, were owned and operated by ELS beginning in August, 2004.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Our cost of services increased from $213,413 for the three months ended March 31, 2004 to $1,287,524 for the three months ended March 31, 2005. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue our cost of services increased from 74% to 76%, which is attributable to an increase in lower margin staffing opportunities in new markets and increased worker's comp and insurance costs.

For the three months ended March 31, 2005 and 2004 the major categories of expenses, as a percent of revenue were as follows:

                                                    2005              2004
                                              ----------------   ---------------
        Legal & professional                         3%                8%
        Advertising & promotion                      1%                1%
        Salaries & benefits                         12%               39%
        Taxes & licenses                             0%                0%
        Rent & leases                                2%                1%
        Travel & entertainment                       0%                0%
        Administrative expenses                     12%                9%

Legal & professional expense increased from $23,495 in 2004 to $56,409 in 2005 or a 140% increase, reflecting an increase in accounting and legal costs associated with audits and the acquisition of new locations.

Advertising and promotion expense increased from $2,291 in 2004 to $21,243 in 2005, reflecting an increased level of outside advertising and promotion. This increase is attributable to the additional locations. Advertising and promotion expense was relatively unchanged, as a percent of total sales.

Salaries and benefits  increased from $113,140 in 2004 to $201,893 in 2005, or a
78%  increase,   reflecting  an  increase  in   administrative   and  management
compensation required to operate the increased number of locations.

Taxes & licenses increased slightly from $45 in 2004 to $58 in 2005, reflecting an increase of costs associated with licensing our company in multiple states.

Rent & leases expense increased from $3,644 in 2004 to $34,344 in 2005, reflecting an increase in the total locations being operated as a result of the recent acquisition. Resolve has increased from one location in 2004 to a total of 11 locations as a result of the first quarter acquisition on February 7, 2005.

Travel & entertainment increased from $85 in 2004 to $2,538 in 2005, reflecting the increased effort by our staff to market our services on a national basis.

Administrative expenses increased from $27,268 in 2004 to $205,305 in 2005. This increase reflects increased expenses associated with operating multiple staffing locations. These changes include increased cost of various administrative expenses, which include, but are not limited to printing, postage, shipping, computer support, and other various public company expenses.

Interest expense increased from $4,754 in 2004 to $22,822 in 2005. The change was due to additional borrowing on the credit line and other notes payable associated with our recent acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying financial statements, the Company has a working capital deficiency and a stockholder's deficit of $1,794,637 and $296,210, respectively, as of March 31, 2005. In addition, the Company has incurred substantial losses and has been dependent upon the financial support of stockholders, management and other related parties.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


Management has successfully obtained additional financial resources, which the Company believes will support operations until profitability can be achieved. These financial resources include financing from both related and non-related third parties, as discussed in the footnotes to the financial statements. There can be no assurance that management will be successful in these efforts. The financial statements do not reflect any adjustments that may arise as a result of this uncertainty.

FOR THE THREE MONTHS ENDED MARCH 31, 2005

For the three months ended March 31, 2005 we incurred a net loss of $146,652. Of this loss, $10,190 was for depreciation and did not represent the use of cash. Changes in accounts receivable, prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used by operations to $240,422.

Our average monthly revenue for the first quarter of 2004 was $96,076, and has increased to a monthly average of $561,828 for the first quarter of 2005.
Although we have seen our average monthly revenues and business activity increase, we expect to continue to incur losses for the foreseeable future.

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

                           PART II - OTHER INFORMATION

ITEM 4.  CHANGES IN SECURITIES

On August 20, 2004, the Board of Directors, with a written consent of shareholders, approved a one for five reverse split of the Company's common stock. An Information Statement was mailed on or about November 30, 2004 to the holders of record at the close of business on November 25, 2004, of the common stock, $.0001 par value per share (the "Common Stock") of Resolve Staffing, Inc. (the "Company"), in connection with action by written consent to authorize and approve the filing of an amendment to the Company's Articles of Incorporation for the purpose of effecting:(i) a reverse stock split of the outstanding shares of the Company's Common Stock on a one-for-five basis, with no fractional shares to issue for any uneven or odd number of shares. The Reverse Split shall be accomplished by using rounding up principals rather than issuing any fractional shares of common stock or cash in lieu of fractional shares; (ii) maintaining the par value of the Company's Common Stock at $.0001; and (iii) maintaining the current number of shares of Common Stock the Company is authorized to issue at 50,000,000. Members of the Board of Directors and three shareholders owned or had voting authority represents approximately 73% of the total outstanding votes of all issued and outstanding shares of Common Stock of the Company and such votes were sufficient to approve the action on the record date of November 25, 2004. The reverse split took place on December 28, 2004.

On February 7, 2005, Resolve Staffing, Inc., entered into an equity purchase agreement ("Agreement"), to purchase ELS Personnel Services from Employee Leasing Services, Inc., ("ELS"), a privately-held company located in Cincinnati, Ohio. Resolve issued a total of 13,000,000 shares of common stock as part of the payment for the acquisition. See Item 5. Other Information for additional information.

ITEM 5.  OTHER INFORMATION

On January 10, 2005, Mr. Michael Knox resigned as an officer of Resolve Staffing, Inc. There were no disputes between the Company and Mr. Knox. The Company intends to appoint another individual as chief financial officer in the near future.

On February 7, 2005, Resolve Staffing, Inc., entered into an equity purchase agreement ("Agreement"), to purchase ELS Personnel Services from Employee Leasing Services, Inc., ("ELS"), a privately-held company located in Cincinnati, Ohio. The Company's Chief Executive Officer and director, Ronald Heineman, is a principal shareholder, officer and director of ELS. Pursuant to the equity purchase agreement, Resolve acquired a total of 10 temporary employee staffing locations from ELS.

The acquisition of these new locations is anticipated to significantly expand the geographic scope of the Company's operations. The effects of this agreement have not been incorporated into the financial statements as of, and for the year ended December 31, 2004.

The aggregate purchase price was $1,630,000, including 13,000,000 shares of the Company's restricted common stock valued at $130,000 based on management's estimate of the fair value of the restricted common stock, and a demand promissory note in the principal amount of $1,500,000, which accrues interest at the rate of 10% per annum. The agreement does not specify any contingent payments, options or other commitments.

This acquisition was accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and intangible assets based on their fair values as of the date of acquisition. The excess of the purchase price over the fair value of net tangible and intangible assets has been recorded as goodwill. The financial results of these acquired entities are included in the consolidated financial statements from the date of acquisition. To date the books and records of the locations acquired have not been audited, and therefore the allocation of the purchase price is subject to refinement. Refer to Note I for discussion of pro forma financial information.

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


         (b) Reports on Form 8-K

         We filed the following reports on Form 8-K during the first quarter of 2005:

         Form 8-K, January 13, 2005, Item 5 - Change in Registrants Officers; Reporting the Resignation of Michael Knox as an Officer.

         Form 8-K, February 9, 2005, Item 1 - Entry into a Material Definitive Agreement; Reporting the acquisition of ELS' Staffing Division.

         Form 8-K, April 21, 2005, Item 5- Change in Registrants Directors; Reporting the addition of William Walton to the Board of Directors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RESOLVE STAFFING, INC.



Dated:  May 23, 2005                        /s/ Ronald Heineman
                                            ---------------------------------
                                            By: Ronald Heineman
                                            Chief Executive Officer (principal
                                            executive officer, director)