Form 10QSB/A
period 2005-03-31
RESOLVE STAFFING INC
filed 2005-07-01
CIK 1106207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 20, 2005, there were outstanding 14,539,101 shares of common stock, par value $0.0001, and no shares of preferred stock.

                             RESOLVE STAFFING, INC.
           FORM 10-QSB/ FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

         Consolidated balance sheets as of March 31, 2005 and
         December 31, 2004                                                3

         Consolidated statements of operations for the three months
         ended March 31, 2005 and 2004                                    4

         Consolidated statements of cash flows for the three months
         ended March 31, 2005 and 2004                                    5

         Notes to consolidated financial statements                       7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                             14

ITEM 3. CONTROLS AND PROCEDURES                                          16

PART II OTHER INFORMATION

ITEM 4. CHANGES IN SECURITIES                                            17

ITEM 5.  OTHER INFORMATION                                               17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                18

                             RESOLVE STAFFING, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004


ASSETS                                                            2005           2004
                                                               -----------    -----------
Current Assets
    Cash and cash equivalents                                  $    34,359    $     6,108
    Accounts receivable, net of allowance for bad
         debts of $8,264 for 2005 and $4,500 for 2004              883,262        165,925
    Prepaid and other assets                                       524,869         11,675
                                                               -----------    -----------
        Total current assets                                     1,442,490        183,708

Property and Equipment
    Property and equipment                                         426,144         44,652
    Less: Accumulated depreciation                                 202,300        (28,838)
                                                               -----------    -----------
        Net property and equipment                                 223,844         15,814

Other Assets
Goodwill                                                         2,370,616             --
                                                               -----------    -----------
Total other assets                                               2,370,616             --
                                                               -----------    -----------

Total Assets                                                   $ 4,036,950    $   199,522
                                                               ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                           $   118,015    $    87,120
    Accrued salaries and payroll taxes                             201,384         21,217
    Notes payable                                                1,526,304         89,100
    Notes payable - related party                                  317,155        281,641
                                                               -----------    -----------
        Total current liabilities                                2,162,858        479,078
                                                               -----------    -----------

Long Term Liabilities
    Notes payable - related party                                2,143,380             --
                                                               -----------    -----------
        Total long term liabilities                              2,143,380             --
                                                               -----------    -----------

Stockholders' Equity (Deficit)
    Common stock, $.0001 par value, 50,000,000 shares
     authorized, issued and outstanding: March 31, 2005 -
     14,539,101 shares; December 31, 2004 - 1,539,101 shares         1,453            154
    Paid-in capital                                              1,290,087      1,161,387
    Accumulated deficit                                         (1,560,828)    (1,441,097)
                                                               -----------    -----------
             Total stockholders' deficit                          (269,288)      (279,556)
                                                               -----------    -----------

    Total Liabilities and Stockholders'
     Deficit                                                   $ 4,036,950    $   199,522
                                                               ===========    ===========



              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                    2005            2004
                                                ------------    ------------
Service Revenues                                $  1,711,776    $    288,227

Cost of Services                                   1,287,524         213,413
                                                ------------    ------------

Gross Margin                                         424,252          74,814

Operating Expenses
     Legal & professional fees                        56,409          23,495
     Advertising/Promotion                            21,243           2,291
     Salaries and benefits                           201,893         113,140
     Taxes & licenses                                     58              45
     Rent & leases                                    34,344           3,644
     Travel & entertainment                            2,538              85
     Administrative expenses                         204,675          27,268
                                                ------------    ------------
           Total operating expenses                  521,160         169,968

 Loss From Operations                                (96,908)        (95,154)

Other Expenses
      Interest expense                               (22,822)         (4,754)
                                                ------------    ------------
          Net other expenses                         (22,822)         (4,754)

Net Loss                                        $   (119,730)   $    (99,908)
                                                ============    ============

Loss Per Share
     Basic and diluted                          $       (.01)   $       (.07)
                                                ============    ============


Weighted Average Number of Shares Outstanding
used to Calculate Loss Per Share
     Basic and diluted                            10,205,768       1,357,716
                                                ============    ============


              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                                     2005           2004
                                                                                 -----------    -----------
Cash Flows From Operating Activities
    Net loss                                                                     $  (119,730)   $   (99,908)
    Adjustments to reconcile net loss to cash provided by  (used in) operating activities:
        Depreciation                                                                  10,190          1,955
        Common stock issued for services                                                  --         54,000
        Accrual of interest on note payable                                           22,403             --
        Amortization of stock compensation                                                --         16,683
    Decrease (increase) in current assets:
        Accounts receivable                                                         (634,592)        22,090
        Prepaid and other assets                                                     (13,412)       (22,799)
    Increase (decrease) in current liabilities:
        Accounts payable                                                             (91,411)       (13,234)
        Accrued salaries and payroll taxes                                           (34,847)       (88,799)
           Total adjustments                                                        (741,669)       (30,104)

    Net cash used in operating activities                                           (861,399)      (130,012)
                                                                                 -----------    -----------

Cash Flows From Investing Activities
    Purchase of property and equipment                                               (56,245)        (1,784)
    Goodwill                                                                        (154,145)            --
                                                                                 -----------    -----------
    Net cash used in investing activities                                           (210,390)        (1,784)
                                                                                 -----------    -----------

Cash Flows From Financing Activities
     Proceeds from line of credit                                                    467,000             --
     Proceeds from notes payable                                                      35,769         47,823
     Repayment of note payable                                                       (68,439)
     Borrowings from (repayments to) stockholders                                         --        (40,000)
     Proceeds from note payable for subsidiary acquisition                            44,733             --
     Proceeds from loans payable - related party                                     620,977        137,190
                                                                                 -----------    -----------
     Net cash provided by financing activities                                     1,100,040        145,013
                                                                                 -----------    -----------

Net Increase in Cash and Cash Equivalents                                             28,251         13,217

Cash and Cash Equivalents, Beginning of the Period                                     6,108             --
                                                                                 -----------    -----------

Cash and Cash Equivalents, End of the Period                                     $    34,359    $    13,217
                                                                                 ===========    ===========

Non-cash investing and financing activities:

On February 7, 2005, Resolve issued 13,000,000 shares of restricted common stock valued at $130,000 and a note payable in the amount of $1,500,000 in exchange for 100% of the ownership interest in 3 entities with 10 staffing locations. The fair value of the assets and liabilities acquired, net of cash, on the date of acquisition were as follows:


Accounts receivable                            $    82,745

Prepaid and other assets                           499,782

Property and equipment                             161,974

Goodwill                                         2,216,471

Accounts payable and accrued liabilities          (122,306)

Accrued salaries and payroll taxes                (215,014)

Line of credit                                    (400,000)

Note payable--workers compensation insurance      (180,581)

Notes payable                                     (457,805)
                                               -----------

                                               $ 1,585,266
                                               ===========


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

Resolve issued 13,000,000 shares of restricted common stock valued at $130,000 and a note payable in the amount of $1,500,000 in exchange for 100% of the ownership interest in 3 entities with 10 staffing locations. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed, net of cash, on the date of acquisition:


Accounts receivable                            $    82,745

Prepaid and other assets                           499,782

Property and equipment                             161,974

Goodwill                                         2,216,471

Accounts payable and accrued liabilities          (122,306)

Accrued salaries and payroll taxes                (215,014)

Line of credit                                    (400,000)

Note payable--workers compensation insurance      (180,581)

Notes payable                                     (457,805)
                                               -----------

                                               $ 1,585,266
                                               ===========

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION
(CONTINUED)

In conjunction with the purchase, $2,216,471 was assigned to goodwill. All of the goodwill is expected to be deductible for tax purposes.

To date the books and records of the locations acquired have not been audited, and therefore the allocation of the purchase price is subject to refinement.

This amended 10QSB/A is being filed as the original filing included certain accounts receivable that were not acquired as part of the acquisition completed on February 7, 2005. As such, this amended filing does not include those accounts receivable as part of the consolidated balance sheet.

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

NOTE B - LIQUIDITY AND MANAGEMENT'S PLANS

As reflected in the accompanying financial statements, the Company has a working capital deficiency and a stockholder's deficit of $720,368 and $269,288, respectively, as of March 31, 2005. In addition, the Company has incurred substantial losses and has been dependent upon the financial support of stockholders, management and other related parties.

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

As of March 31, 2005 Resolve Staffing had collected a total of $620,977 in accounts receivable that are due to ELS as per the acquisition agreement dated February 7, 2005.

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

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2005 and 2004 amounted to $22,822 and $4,754 respectively.

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

                                                                  Pro-forma adjustments for
                                                --------------------------------------------------------------
                                  Actual             Five Star      American Staffing         Five Star             Adjusted
                              March 31, 2005      Staffing, Inc.     Resources, Ltd.     Staffing (NY), Inc.     March 31, 2005
                             ------------------ ------------------- ------------------- ---------------------- --------------------
Service Revenues                    $1,711,776             $716,615            $146,217              $148,910           $2,723,518

Cost of Services                     1,287,524              645,854             116,847               121,350            2,171,575
                             ------------------ ------------------- ------------------- ---------------------- --------------------

Gross Margin                           424,252               70,761              29,370                27,560              551,943
                             ------------------ ------------------- ------------------- ---------------------- --------------------

Operating Expenses
Legal and professional fees             56,409                    -               2,458                 1,394               60,261
Advertising/Promotion                   21,243                3,068               (556)                 1,640               25,395
Salaries and benefits                  201,893               30,817              60,170                36,117              328,997
Taxes & licences                            58                   62                   -                     -                  120
Rent & leases                           34,344                8,458               3,262                 5,720               51,784
Travel & entertainment                   2,538                   99                  50                 1,617                4,304
Administrative expenses                204,675              (4,264)              14,606                10,810              225,827
                             ------------------ ------------------- ------------------- ---------------------- --------------------
Total operating expenses               521,160               38,240              79,990                57,298              696,688

Profit (Loss) From Operation          (96,908)               32,521            (50,620)              (29,738)            (144,745)

Other (Income) Expenses
Interest (income) expense               22,822                8,584               (240)                     -               31,166
                             ------------------ ------------------- ------------------- ---------------------- --------------------
Net other (income) expenses             22,822                8,584               (240)                     -               31,166

Net Loss                            $(119,730)              $23,937           $(50,380)             $(29,738)           $(175,911)
                             ------------------ ------------------- ------------------- ---------------------- --------------------

Pro-forma earnings per share information for the three months ended March 31,
2005: Basic weighted average shares outstanding:
                                                                                                                       14,539,101

Pro forma basic net loss per common share:                                                                                  $(.01)

The Company has been unable to obtain the necessary information to present pro-forma financial information reflecting the combined operations of Resolve Staffing, Inc, and its acquired staffing locations, for the period ended March 31, 2004. This current Report on Form 10-QSB/A will be supplemented by amendment to provide the necessary comparative pro-form information as soon as the information becomes available.

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

RESULTS OF OPERATIONS

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004.

Our net loss increased from $99,908 for three months ended March 31, 2004 to $119,730 or a 20% increase for three months ended March 31, 2005, as a result of the acquisitions described in Note A. A line-by-line discussion of our results of operations is as follows:

Revenues for three months ended March 31, 2004 compared to 2005 increased from $288,227 to $1,711,776 or a 494% increase. This increase is attributable to the acquisition of 10 new locations from ELS on February 7, 2005. The locations acquired from ELS were not being operated by ELS in the first quarter of 2004. These locations, which were acquired February 7, 2005, were owned and operated by ELS beginning in August, 2004.

Our cost of services increased from $213,413 for the three months ended March 31, 2004 to $1,287,524 for the three months ended March 31, 2005. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue our cost of services increased slightly from 74% to 75%, which is attributable to an increase in lower margin staffing opportunities in new markets and increased worker's comp and insurance costs.

For the three months ended March 31, 2005 and 2004 the major categories of expenses, as a percent of revenue were as follows:

                                               2005             2004
                                         -----------------------------------
Legal & professional                             3%               8%
Advertising & promotion                          1%               1%
Salaries & benefits                             12%              39%
Taxes & licenses                                 0%               0%
Rent & leases                                    2%               1%
Travel & entertainment                           0%               0%
Administrative expenses                         12%               9%

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

Administrative expenses increased from $27,268 in 2004 to $204,675 in 2005. This increase reflects increased expenses associated with operating multiple staffing locations. These changes include increased cost of various administrative expenses, which include, but are not limited to printing, postage, shipping, computer support, and other various public company expenses.

Interest expense increased from $4,754 in 2004 to $22,822 in 2005. The change was due to additional borrowing on the credit line and other notes payable associated with our recent acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying financial statements, the Company has a working capital deficiency and a stockholder's deficit of $720,368 and $269,288, respectively, as of March 31, 2005. In addition, the Company has incurred substantial losses and has been dependent upon the financial support of stockholders, management and other related parties.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2005

For the three months ended March 31, 2005 we incurred a net loss of $119,730. Of this loss, $10,190 was for depreciation and did not represent the use of cash. Changes in accounts receivable, prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used by operations to $861,399.

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

                                                      RESOLVE STAFFING, INC.



Dated:  June 28, 2005                                 /s/ Ronald Heineman

                                                      -----------------------
                                                      By: Ronald Heineman
                                                      Chief Executive Officer
                                                      (principal executive
                                                      officer, director)