Form 10QSB
period 2005-06-30
RESOLVE STAFFING INC
filed 2005-08-15
CIK 1106207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

    [X]                  Quarterly report under Section 13 or
                                  15(d) of the
                         Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

    [_]    Transition report under Section 13 or 15(d) of the Exchange Act

             For the transition period from __________ to __________

                         Commission File Number 0-29485

                             RESOLVE STAFFING, INC.
                           --------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                                     NEVADA
              ----------------------------------------------------
                         (State or Other Jurisdiction of
                         Incorporation or Organization)

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 5, 2005, there were outstanding 14,639,101 shares of common stock, par value $0.0001, and no shares of preferred stock.


                                       1
--------------------------------------------------------------------------------

                             RESOLVE STAFFING, INC.
            FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

         Consolidated balance sheets as of June 30, 2005 and
         December 31, 2004                                                3

         Consolidated statements of operations for the
         three and six months ended June 30, 2005 and 2004                4

         Consolidated statements of cash flows for the six months
         ended June 30, 2005 and 2004                                     5

         Notes to consolidated financial statements                       7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                              15

ITEM 3. CONTROLS AND PROCEDURES                                           18

PART II OTHER INFORMATION

ITEM 4. CHANGES IN SECURITIES                                             20

ITEM 5.  OTHER INFORMATION                                                20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 20


                                       2
--------------------------------------------------------------------------------

                             RESOLVE STAFFING, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2005 AND DECEMBER 31, 2004

ASSETS                                                              2005           2004
                                                             -----------    -----------
Current Assets
    Cash and cash equivalents                                $   131,285    $     6,108
    Accounts receivable, net of allowance for bad
         debts of $14,104 for 2005 and $4,500 for 2004         2,120,454        165,925
    Prepaid and other assets                                     559,518         11,675
                                                             -----------    -----------
        Total current assets                                   2,811,257        183,708

Property and Equipment
    Property and equipment                                       501,525         44,652
    Less: Accumulated depreciation                               212,979         28,838
                                                             -----------    -----------
        Net property and equipment                               288,546         15,814

Other Assets
Goodwill                                                       2,773,774             --
Non Compete                                                      191,909             --
                                                             -----------    -----------
Total other assets                                             2,965,683             --
                                                             -----------    -----------

Total Assets                                                 $ 6,065,486    $   199,522
                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
    Accounts payable                                         $   480,624    $    87,120
    Accrued salaries and payroll taxes                           562,686         21,217
    Notes payable                                              2,518,525         89,100
    Notes payable - related party                              2,514,828        281,641
                                                             -----------    -----------
        Total current liabilities                              6,076,663        479,078
                                                             -----------    -----------

Long Term Liabilities
    Notes payable                                                435,644             --
                                                             -----------    -----------
        Total long term liabilities                              435,644             --
                                                             -----------    -----------

Stockholders' Equity (Deficit)
    Common stock, $.0001 par value, 50,000,000
     shares authorized, issued and outstanding:
      June 30, 2005 - 14,639,101
     shares; December 31, 2004 - 1,539,101 shares                  1,463            154
    Paid-in capital                                            1,300,078      1,161,387
    Accumulated deficit                                       (1,748,362)    (1,441,097)
                                                             -----------    -----------
             Total stockholders' deficit                        (446,821)      (279,556)
                                                             -----------    -----------
    Total Liabilities and Stockholders'
     Deficit                                                 $ 6,065,486    $   199,522
                                                             ===========    ===========

              See accompanying notes to these financial statements.


--------------------------------------------------------------------------------

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                       Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                    2005            2004           2005              2004
                                                ------------    ------------    ------------    ------------
Service Revenues                                $  5,419,915    $    410,178    $  7,131,691    $    698,405

Cost of Services                                   4,337,990         336,099       5,625,514         549,512
                                                ------------    ------------    ------------    ------------

Gross Margin                                       1,081,925          74,079       1,506,177         148,893

Operating Expenses
     Legal & professional fees                        63,156          61,293         119,565          84,788
     Advertising/Promotion                            44,049           2,902          65,292           5,192

     Salaries and benefits                           624,463         118,420         826,356         231,561
     Taxes and Licenses                                   97              --             155              45

      Rent & leases                                   70,271           3,634         104,615           7,279
     Travel & entertainment                           14,564              65          17,102             149
     Administrative expenses                         380,367          31,329         585,042          58,597
                                                ------------    ------------    ------------    ------------

                                                   1,196,967         217,643       1,718,127         387,611
                                                ------------    ------------    ------------    ------------
 Loss From Operations                               (115,042)       (143,564)       (211,950)       (238,718)

Other Expenses
      Interest expense                               (72,492)         (2,520)        (95,314)         (7,274)
                                                ------------    ------------    ------------    ------------
          Net other expenses                         (72,492)         (2,520)        (95,314)         (7,274)
                                                ------------    ------------    ------------    ------------

Net Loss                                        $   (187,534)   $   (146,084)   $   (307,264)   $   (245,992)
                                                ============    ============    ============    ============

Loss Per Share
     Basic and diluted                          $       (.01)   $       (.10)   $       (.02)   $       (.17)
                                                ============    ============    ============    ============

Weighted Average Number of Shares Outstanding
used to Calculate Loss Per Share
     Basic and diluted                            14,572,434       1,489,070      12,389,101       1,423,756
                                                ============    ============    ============    ============

              See accompanying notes to these financial statements.


--------------------------------------------------------------------------------

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                            2005            2004
                                                        -----------    -----------
Cash Flows From Operating Activities
    Net loss                                            $  (307,264)   $  (245,992)
    Adjustments to reconcile net loss to cash used in
      operating activities:
        Depreciation and Amortization                        22,960          3,940
        Common stock issued for services                     10,000        162,150
        Change in allowance for doubtful accounts             5,840             --
        Amortization of stock compensation                       --         (4,717)
    Decrease (increase) in current assets:
        Accounts receivable                              (1,742,372)        (3,624)
        Prepaid and other assets                            (48,062)       (20,518)
    Increase (decrease) in current liabilities:                              60407
        Accounts payable                                    265,719
        Bank overdraft                                           --         (6,180)
        Accrued salaries and payroll taxes                  326,455        (89,686)
        Other current liabilities                                --        (32,307)
                                                        -----------    -----------
           Total adjustments                             (1,159,460)        69,465

    Net cash used in operating activities                (1,466,724)      (176,527)
                                                        -----------    -----------

Cash Flows From Investing Activities
    Purchase of property and equipment                     (129,487)        (1,784)
    Acquisition of subsidiaries, net of cash               (384,145)            --
                                                        -----------    -----------
    Net cash used in investing activities                  (513,632)        (1,784)
                                                        -----------    -----------

Cash Flows From Financing Activities
     Proceeds from line of credit                         1,500,000             --
     Proceeds from notes payable                             35,769         48,100
     Repayment of note payable                             (172,643)            --
     Borrowings from (repayments to) stockholders                --        (40,000)
     Proceeds from note payable - for subsidiary
       acquisition                                           44,733             --
     Proceeds from notes payable - related party            697,673        170,245
                                                        -----------    -----------
     Net cash provided by financing activities            2,105,532        178,345
                                                        -----------    -----------

Net Increase in Cash and Cash Equivalents                   125,176             34

Cash and Cash Equivalents, Beginning of the Period            6,108             --
                                                        -----------    -----------

Cash and Cash Equivalents, End of the Period            $   131,284    $        34
                                                        ===========    ===========


--------------------------------------------------------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES

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
                                               -----------

                                               $ 1,585,266
                                               ===========

During the quarter ended June 30, 2005, Resolve acquired 3 entities with 3 staffing locations in exchange for cash and the issuance of notes payable. The fair value of the assets and liabilities acquired on the date of acquisition, in exchange for notes payable totaling $289,000, were as follows:

Accounts receivable                        $       135,252
Property and equipment                               2,140
Goodwill                                           223,158
Non-compete agreements                             144,000
Accounts payable                                    (5,479)
Notes payable                                     (210,071)
                                           ---------------

                                           $       289,000
                                           ===============


              See accompanying notes to these financial statements.


--------------------------------------------------------------------------------

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Nature of Operations

Resolve Staffing, Inc., ("Resolve" or the "Company") was organized under the laws of the State of Nevada on April 9, 1998. Integra Staffing, Inc., ("Integra") is a wholly owned subsidiary that was organized under the laws of the State of Florida on August 16, 1999 (collectively referred to as "Resolve") and acquired in 2001. The Company is a national provider of outsourced human resource services with 22 offices reaching from California to New York. The Company provides a full range of supplemental staffing and outsourced solutions, including solutions for temporary, temporary-to-hire, or direct hire staffing in the clerical, office administration, customer service, professional and light industrial categories.

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

On June 13, 2005 Resolved acquired The Arnold Group, a Southern California staffing firm.

On June 20, 2005 Resolve acquired Taylor Personnel Services, a Buffalo, New York staffing firm.

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

Employee Leasing Services, Inc., acquired the 10 temporary employee staffing locations throughout fiscal 2004. ELS acquired 3 locations from Five Star Staffing, Inc., in August 2004, 3 locations from Five Star Staffing (NY), Inc., in November 2004 and 4 locations from American Staffing Resources, Ltd., in November 2004. Prior to ELS's acquisition of these entities, these entities were owned and operated by unrelated third parties in various locations throughout Florida, New York and Ohio.


--------------------------------------------------------------------------------

NOTE  A  -  ORGANIZATION,   NATURE  OF  OPERATIONS  AND  BASIS  OF  PRESENTATION
(CONTINUED)

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
                                               -----------

                                               $ 1,585,266
                                               ===========

Acquisition of Entities from Unrelated Parties

On various dates during the quarter ended June 30, 2005, Resolve Staffing, Inc., entered into purchase agreements ("Agreements"), to acquire all of the assets and/or ownership of 3 separate privately-held entities owned and operated by unrelated parties, Pride Staffing, Taylor Personnel Services Inc. and The Arnold Group, located in Erie, Pennsylvania, Buffalo, New York, and Southern California, respectively. Pursuant to the acquisition agreements, Resolve acquired a total of 3 temporary employee staffing locations from the three newly acquired entities.

Resolve paid cash and issued notes payable in the amount of $560,000 in exchange for the assets and liabilities of the 3 staffing entities as described below. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed, on the date of acquisition:

Accounts receivable                            $   135,252
Property and equipment                              43,140
Goodwill                                           403,158
Non-compete agreements                             194,000
Accounts payable                                    (5,479)
Notes payable                                     (210,071)
                                               -----------

                                               $   560,000
                                               ===========

To date the books and records of the locations acquired have not been audited, and therefore the allocation of the purchase price is subject to refinement.

In conjunction with the acquisitions in 2005, $2,773,774 has been assigned to goodwill. Approximately $480,000 of the goodwill is expected to be deductible for tax purposes.

The financial results of these acquired entities, from both the first and second quarter, are included in the consolidated financial statements from the date of acquisition.


--------------------------------------------------------------------------------

Basis of  Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the six months ended June 30, 2005 and 2004 have been included.

These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements include the accounts of Resolve Staffing, Inc. and its wholly owned subsidiaries Integra, Five Star New York, Five Star Florida, American Staffing Services, ELS Personnel Services, and Taylor Personnel Services. All significant inter-company accounts and transactions have been eliminated in preparing the accompanying financial statements.

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


--------------------------------------------------------------------------------

NOTE  A  -  ORGANIZATION,   NATURE  OF  OPERATIONS  AND  BASIS  OF  PRESENTATION
(CONTINUED)

Recent Accounting Principles

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). FAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for
Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt SFAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's results of operations.

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's financial condition, results of operations, and cash flows.

In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.


--------------------------------------------------------------------------------

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods.

NOTE B - LIQUIDITY AND MANAGEMENT'S PLANS

As reflected in the accompanying financial statements, the Company has a working capital deficiency and a stockholder's deficit of $3,265,406 and $446,821, respectively, as of June 30, 2005. In addition, the Company has incurred substantial losses and has been dependent upon the financial support of stockholders, management and other related parties.

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


--------------------------------------------------------------------------------

NOTE D - NOTES PAYABLE - RELATED PARTY

Notes payable-related party represents aggregate borrowings totaling $91,500 to William Brown, a director and shareholder of the Company. The underlying note bears interest at 5% and is due on March 31, 2004. The Company has a verbal agreement to extend the maturity on a month to month basis.

On December 8, 2003, the Company entered into a non-interest bearing short-term credit agreement with ELS, Inc that provides for borrowings of up to $200,000. ELS, Inc. is a company owned by Ronald Heineman, the Company's Chief Executive Officer. The underlying promissory note is secured by 400,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. As of June 30, 2005, there was $923,328 outstanding under this agreement. Balances due under the credit agreement were originally due May 8, 2004. On June 1, 2005, the agreement was amended to extend the line to a maximum of $1,000,000. The line of credit bears interest at prime plus one percent (currently 7.0%) and is payable upon demand.

On February 7, 2005 Resolve entered into a loan agreement with ELS, a company owned by Resolve's Chief Executive Officer, Ron Heineman, for the principal sum of $1,500,000. The note bears interest at prime plus one percent (currently 7.0%)and is payable upon demand.

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

Common Stock Warrants

As of June 30, 2005 there were 851,320 stock warrants outstanding which are due to expire on June 30, 2007. Each warrant has an exercise price of $.75 per share price. All stock warrants are exercisable.

NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2005 and 2004 amounted to $88,501 and $7,274 respectively.

On February 7, 2005 Resolve issued 13,000,000 shares of restricted common stock valued at $130,000 and a note payable in the amount of $1,500,000 in exchange for 100% of the ownership interest in 3 entities with 10 staffing locations. The fair value of the assets and liabilities acquired, net of cash, on the date of acquisition are detailed in Footnote A.

During the quarter ended June 30, 2005, Resolve issued $289,000 in notes payable for 100% ownership in 3 entities with 3 staffing locations. The fair value of the assets and liabilities acquired, on the date of acquisition are detailed in Footnote A.


--------------------------------------------------------------------------------

NOTE G - NET LOSS PER SHARE

Net loss per share is computed based upon the weighted outstanding shares of the Company's common stock for each period presented. The weighted average number of shares excludes 851,320 common stock equivalents, representing principally warrants and stock options, since the effect of including them would be anti-dilutive.

NOTE H - SUBSEQUENT EVENTS

There have been no subsequent events.

NOTE I - PROFORMA INFORMATION

The interim financial statements for the six months ended June 30, 2005 are presented in accordance with accounting principles generally accepted in the United States (GAAP), which requires that the financial results of these acquired entities (as detailed in Footnote A) are included in the consolidated financial statements from the date of acquisition. As a result, the consolidated statement of operations does not include the activity of the acquired companies for the period from January 1, 2005 to the respective dates of acquisition.



--------------------------------------------------------------------------------

Presented below is the unaudited pro forma statement of operations for the six months ended June 30, 2005 as if the acquisition of entities from related parties (Note A) had been acquired January 1, 2005.


                                                                   Pro-forma adjustments for
                                                 --------------------------------------------------------------
                                Actual six months
                                     ended             Five Star      American Staffing        Five Star           Adjusted
                                 June 30, 2005       Staffing, Inc.    Resources, Ltd.     Staffing (NY), Inc.  June 30, 2005
                               ----------------    ----------------    ----------------    ----------------    ----------------
Service Revenues               $      7,131,691    $        716,615    $        146,217    $        148,910    $      8,143,433

Cost of Services                      5,625,514             645,854             116,847             121,350           6,509,565
                               ----------------    ----------------    ----------------    ----------------    ----------------

Gross Margin                          1,506,177              70,761              29,370              27,560           1,633,868
                               ----------------    ----------------    ----------------    ----------------    ----------------

Operating Expenses
Legal and professional fees             119,565                  --               2,458               1,394             123,417
Advertising/Promotion                    65,292               3,068                (556)              1,640              69,444
Salaries and benefits                   826,356              30,817              60,170              36,117             953,460
Taxes & licences                            155                  62                  --                  --                 217
Rent & leases                           104,615               8,458               3,262               5,720             122,055
Travel & entertainment                   17,102                  99                  50               1,617              18,868
Administrative expenses                 585,042              (4,264)             14,606              10,810             606,194
                               ----------------    ----------------    ----------------    ----------------    ----------------
Total operating expenses              1,718,127              38,240              79,990              57,298           1,893,655

Profit (Loss) From Operation           (211,950)             32,521             (50,620)            (29,738)           (259,787)

Other (Income) Expenses
Interest (income) expense                95,314               8,584                (240)                 --             103,658
                               ----------------    ----------------    ----------------    ----------------    ----------------
Net other (income) expenses              95,314               8,584                (240)                 --             103,658

Net Loss                       $       (307,264)   $         23,937    $        (50,380)   $        (29,738)   $       (363,445)
                               ----------------    ----------------    ----------------    ----------------    ----------------


Pro-forma earnings per share information for the six months ended June 30, 2005:
Basic weighted average shares outstanding:
                                                                      12,389,101

Pro forma basic net loss per common share:
                                                                          $(.02)

The Company has been unable to obtain the necessary information to present pro-forma financial information reflecting the combined operations of Resolve Staffing, Inc, and its acquired staffing locations, for the period ended June 30, 2004 and for the entities acquired during the period April 1, 2005 through June 30, 2005. This current Report on Form 10-QSB will be supplemented by amendment to provide the necessary comparative pro-form information as soon as the information becomes available.


--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004.

Our net loss increased from $146,084 for the three months ended June 30, 2004 to $187,534 for the three months ended June 30, 2005. A line-by-line discussion of our results of operations is as follows:


--------------------------------------------------------------------------------

Revenues for the three months ended June 30, 2004 compared to 2005 increased from $410,178 to $5,419,915 or a 1,221% increase. This increase is attributable to the acquisition, and opening, of 22 new locations in 2005. Resolve has grown from a one-location staffing firm in 2004 to 22 locations. The Company has been unable to obtain the necessary information to present pro-forma financial information reflecting the combined operations of Resolve Staffing, Inc, and its acquired staffing locations, for the period ended June 30, 2004 and for certain locations acquired during the quarter ended June 30, 2005. This current Report on Form 10-QSB will be supplemented by amendment to provide the necessary comparative pro-forma information as soon as the information becomes available.

Our cost of services increased from $336,099 for the three months ended June 30, 2004 to $4,337,990 for the three months ended June 30, 2005. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue, our cost of services decreased slightly from 82% to 80%, which is attributable to an increase in higher margin staffing opportunities in new markets and better control of worker's comp and insurance costs.

For the three months ended June 30, 2005 and 2004 the major categories of expenses, as a percent of revenue were as follows:

                                    2005           2004
                                 ----------    ----------
Legal & professional                      1%           15%
Advertising & promotion                   1%            1%
Salaries & benefits                      12%           29%
Taxes & licenses                          0%            0%
Rent & leases                             1%            1%
Travel & entertainment                    0%            0%
Administrative expenses                   7%            8%

Legal & professional expense increased from $61,293 in 2004 to $63,156 in 2005, reflecting an increase in accounting and legal costs associated with audits and the acquisition of new locations.

Advertising and promotion expense increased from $2,902 in 2004 to $44,049 in 2005, reflecting an increased level of outside advertising and promotion. This increase is attributable to the additional locations. Advertising and promotion expense was relatively unchanged, as a percent of total sales.

Salaries and benefits increased from $118,420 in 2004 to $624,463 in 2005, reflecting an increase in administrative and management compensation required to operate the increased number of locations. As a percent of sales, this represents a decrease from 29% in 2004 to 12% in 2005.

Taxes & licenses increased slightly from $0 in 2004 to $97 in 2005, reflecting an increase of costs associated with licensing our company in multiple states.

Rent & leases expense increased from $3,634 in 2004 to $70,271 in 2005, reflecting an increase in the total locations being operated as a result of the recent acquisitions. Resolve has increased from one location in 2004 to a total of 22 locations in 2005. Rent and lease expense was relatively unchanged, as a percent of sales.

Travel & entertainment increased from $65 in 2004 to $14,564 in 2005, reflecting the increased effort by our staff to market our services on a national basis.

Administrative expenses increased from $31,329 in 2004 to $380,367 in 2005. This increase reflects increased expenses associated with operating multiple staffing locations. These changes include increased cost of various administrative expenses, which include, but are not limited to printing, postage, shipping, computer support, and other various public company expenses.

Interest expense increased from $2,520 in 2004 to $72,492 in 2005. The change was due to additional borrowing on the credit line and other notes payable associated with our recent acquisitions.


--------------------------------------------------------------------------------

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004.

Our net loss increased from $245,992 for the six months ended June 30, 2004 to $307,264 for the six months ended June 30, 2004. A line-by-line discussion of our results of operations is as follows:

Revenues for the six months ended June 30, 2004 compared to 2005 increased from $698,405 to $7,131,691 or a 921% increase. This increase is attributable to the acquisitions, and opening, of 22 new locations in 2005. Resolve has grown from a one-location staffing firm in 2004 to 22 locations. The Company has been unable to obtain the necessary information to present pro-forma financial information reflecting the combined operations of Resolve Staffing, Inc, and its acquired staffing locations, for the period ended June 30, 2004 and for certain locations acquired during the quarter ended June 30, 2005. This current Report on Form 10-QSB will be supplemented by amendment to provide the necessary comparative pro-forma information as soon as the information becomes available.

Our cost of services increased from $549,512 for the three months ended June 30, 2004 to $5,625,514 for the six months ended June 30, 2005. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue, our cost of services remained relatively unchanged at 79%.

For the six months ended June 30, 2005 and 2004 the major categories of expenses, as a percent of revenue were as follows:

                                    2005           2004
                                 ----------    ----------
Legal & professional                      2%           12%
Advertising & promotion                   1%            1%
Salaries & benefits                      12%           33%
Taxes & licenses                          0%            0%
Rent & leases                             1%            1%
Travel & entertainment                    0%            0%
Administrative expenses                   8%            8%

Legal & professional expense increased from $84,788 in 2004 to $119,565 in 2005, reflecting an increase in accounting and legal costs associated with audits and the acquisitions of new locations. As a percent of Sales, legal expenses decreased from 12% in 2004 to 2% in 2005.

Advertising and promotion expense increased from $5,192 in 2004 to $65,292 in 2005, reflecting an increased level of outside advertising and promotion. This increase is attributable to the additional locations. Advertising and promotion expense was relatively unchanged, as a percent of total sales.

Salaries and benefits increased from $231,561 in 2004 to $826,356 in 2005, reflecting an increase in administrative and management compensation required to operate the increased number of locations. As a percent of sales, this represents a decrease from 33% in 2004 to 12% in 2005.

Taxes & licenses increased slightly from $45 in 2004 to $155 in 2005, reflecting an increase of costs associated with licensing our company in multiple states.

Rent & leases expense increased from $7,279 in 2004 to $104,615 in 2005, reflecting an increase in the total locations being operated as a result of the recent acquisitions. Resolve has increased from one location in 2004 to a total of 22 locations in 2005. Rent and lease expense was relatively unchanged, as a percent of sales.

Travel & entertainment increased from $149 in 2004 to $17,102 in 2005, reflecting the increased effort by our staff to market our services on a national basis.

Administrative expenses increased from $58,597 in 2004 to $585,042 in 2005. This


--------------------------------------------------------------------------------
increase reflects increased expenses associated with operating multiple staffing locations. These changes include increased cost of various administrative expenses, which include, but are not limited to printing, postage, shipping, computer support, and other various public company expenses.

Interest expense increased from $7,274 in 2004 to $95,314 in 2005. The change was due to additional borrowing on the credit line and other notes payable associated with our recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying financial statements, the Company has a working capital deficiency and a stockholder's deficit of $3,265,406 and $446,821, respectively, as of June 30, 2005. In addition, the Company has incurred substantial losses and has been dependent upon the financial support of stockholders, management and other related parties.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2005

For the six months ended June 30, 2005 we incurred a net loss of $307,264. Of this loss, $22,960 was for depreciation and amortization and did not represent the use of cash. Changes in accounts receivable, prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used by operations to $1,466,724.

Our average monthly revenue for the first six months of 2004 was $116,400, and has increased to a monthly average of $1,188,615 for the first six months of 2005 and an average of $1,806,638 for the second quarter of 2005. Although we have seen our average monthly revenues and business activity increase, we expect to continue to incur losses for the foreseeable future.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-14 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, Resolve carried out an evaluation of the effectiveness of the design and operation of Resolve's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of Resolve's management, including Resolve's Chief Executive Officer, who concluded that Resolve's disclosure controls and procedures are effective. There have been no significant changes in Resolve's internal controls or in other factors, which could significantly affect internal controls subsequent to the date Resolve carried out its evaluation.


--------------------------------------------------------------------------------

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Resolve's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Resolve's reports filed under the Exchange Act is accumulated and communicated to management, including Resolve's Chief Executive Officer, to allow timely decisions regarding required disclosure.


--------------------------------------------------------------------------------

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

On May 25, 2005, Resolve Staffing, Inc. issued 100,000 shares to certain employees as part of their compensation.

ITEM 5.  OTHER INFORMATION

April 21, 2005, William Walton joined the Board of Directors of Resolve
Staffing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      Exhibit31.1       Certification  by  Ronald   Heineman,   Chief  Executive
                        Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.1 Certification by Ronald Heineman, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            We filed the following reports on Form 8-K during the first six months of 2005:

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


--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                RESOLVE STAFFING, INC.



Dated:  August 12, 2005                         /s/ Ronald Heineman
                                                --------------------------------
                                                By: Ronald Heineman
                                                Chief Executive Officer
                                                (principal executive officer,
                                                director)



--------------------------------------------------------------------------------
                                       21