Form 10QSB
period 2005-09-30
RESOLVE STAFFING INC
filed 2005-11-21
CIK 1106207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

              [X] Quarterly report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 11, 2005, there were outstanding 14,789,101 shares of common stock, par value $0.0001, and no shares of preferred stock.

                             RESOLVE STAFFING, INC.
          FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                      INDEX

PART I - FINANCIAL INFORMATION


ITEM  1. FINANCIAL STATEMENTS
         Consolidated balance sheets as of September 30, 2005 and
         December 31, 2004                                                         3

         Consolidated statements of operations for the three and nine months
         ended September 30, 2005 and 2004                                         4

         Consolidated statements of cash flows for the nine months
         ended September 30, 2005 and 2004                                         5

         Notes to consolidated financial statements                                7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                      16

ITEM 3.  CONTROLS AND PROCEDURES                                                   20

PART II  OTHER INFORMATION

ITEM 4.  CHANGES IN SECURITIES                                                     21

ITEM 5.  OTHER INFORMATION                                                         21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                          21

                             RESOLVE STAFFING, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

ASSETS                                                                                2005              2004
                                                                                   -----------       -----------
Current Assets
    Cash and cash equivalents                                                      $      --         $    75,356
    Accounts receivable, net of allowance for bad
         debts of $40,587 for 2005 and $7,390 for 2004                               3,787,177         1,046,577
    Prepaid and other assets                                                           771,155           482,308
                                                                                   -----------       -----------
        Total current assets                                                         4,555,332         1,604,241

Property and Equipment
    Property and equipment                                                             658,998           312,297
    Less: Accumulated depreciation                                                     224,898           162,342
                                                                                   -----------       -----------
        Net property and equipment                                                     434,100           149,955

Other Assets
Goodwill                                                                             3,989,965           640,000
Non Compete Agreements                                                                 249,660              --
                                                                                   -----------       -----------
Total other assets                                                                   4,239,625           640,000
                                                                                   -----------       -----------

Total Assets                                                                       $ 9,232,057       $ 2,394,196
                                                                                   ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
    Bank Overdraft                                                                 $   181,938       $    37,871
    Accounts payable and accrued liabilities                                           444,699           300,241
    Accrued salaries and payroll taxes                                                 336,154           132,772
    Line of credit                                                                     400,000
    Notes payable                                                                      707,721           125,621
    Notes payable - related party                                                    1,136,063           924,033
                                                                                   -----------       -----------
        Total current liabilities                                                    2,806,575         1,920,538
                                                                                   -----------       -----------

Long Term Liabilities
    Notes payable                                                                    3,313,453           393,556
    Notes payable - related party                                                    3,157,719              --
                                                                                   -----------       -----------
        Total long term liabilities                                                  6,471,172           393,556
                                                                                   -----------       -----------

Stockholders' (Deficit) Equity
    Common stock, $.0001 par value, 50,000,000 shares authorized, issued and outstanding: September 30, 2005 - 14,789,101 shares; December 31, 2004 -
     13,000,000 shares
     (restated)                                                                          1,479             1,300
    Paid-in capital                                                                  1,144,518           989,698
    Accumulated deficit                                                             (1,191,687)         (910,896)
                                                                                   -----------       -----------
             Total stockholders' (deficit) equity                                      (45,690)           80,102
                                                                                   -----------       -----------

    Total Liabilities and Stockholders'
     (Deficit)  Equity                                                             $ 9,232,057       $ 2,394,196
                                                                                   ===========       ===========


              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                                         Three Months Ended                     Nine Months Ended
                                                            September 30,                         September 30,
                                                       2005               2004               2005               2004
                                                   ------------       ------------       ------------       ------------
Service Revenues                                   $  8,913,453       $  1,141,676       $ 17,013,714       $  2,154,453

Cost of Services                                      7,373,319            943,913         13,883,111          1,840,764
                                                   ------------       ------------       ------------       ------------

Gross Margin                                          1,540,134            197,763          3,130,603            313,689

Operating Expenses
    Legal & professional fees                            26,524             28,366            123,974             35,084
     Advertising/Promotion                               71,872              4,288            141,317              8,751
     Salaries and benefits                              857,588             89,559          1,811,049            239,800
     Taxes and Licenses                                   1,880                858              2,097              2,540
     Rent & leases                                      104,159             10,428            225,030             22,179
     Travel & entertainment                              34,312                 57             54,496              1,022
     Administrative expenses                            340,667             29,590            909,024             71,273
                                                   ------------       ------------       ------------       ------------
  Total operating expenses                            1,437,002            163,146          3,266,987            380,649
                                                   ------------       ------------       ------------       ------------

 Income (Loss) From Operations                          103,132             34,617           (136,384)           (66,960)

Other Expenses
      Interest expense                                  (33,758)            (1,138)          (137,015)            (1,138)
                                                   ------------       ------------       ------------       ------------
          Net other expenses                            (33,758)            (1,138)          (137,015)            (1,138)
                                                   ------------       ------------       ------------       ------------

Net Income (Loss)                                  $     69,374       $     33,479       $   (273,401)       $ ( 68,098)
                                                   ============       ============       ============       ============

Net Loss Per Share
     Basic                                         $        .00       $        .00       $       (.02)      $       (.01)
                                                   ============       ============       ============       ============
     Diluted                                       $        .00       $        .00       $       (.02)      $       (.01)

Weighted Average Number of Shares Outstanding used to Calculate Income (Loss) Per Share

     Basic                                           14,709,210         13,000,000         14,401,018         13,000,000
                                                   ============       ============       ============       ============
                                                     15,560,530         13,000,000         14,401,018         13,000,000
     Diluted                                       ============


              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                                    2005               2004
                                                                                 -----------       -----------
Cash Flows From Operating Activities
    Net loss                                                                     $  (273,401)      $   (68,098)
    Adjustments to reconcile net loss to cash used in operating activities:
        Depreciation and Amortization                                                106,896              --
        Common stock issued for services                                              15,000              --
        Change in allowance for doubtful accounts                                     17,042              --
        Amortization of intangibles                                                   44,340              --
    Decrease (increase) in current assets:
        Accounts receivable                                                       (2,583,823)         (461,724)
        Prepaid and other assets                                                    (255,864)            2,659
    Increase (decrease) in current liabilities:                                       45,311
        Accounts payable and accrued liabilities                                    (290,054)
        Accrued salaries and payroll taxes                                           203,382              (953)

                                                                                 -----------       -----------
           Total adjustments                                                      (2,743,081)         (414,707)
                                                                                 -----------       -----------

    Net cash used in operating activities                                         (3,016,482)         (482,805)
                                                                                 -----------       -----------

Cash Flows From Investing Activities
    Purchase of property and equipment                                              (286,272)           (2,023)
    Goodwill and Noncompete Agreements                                              (680,000)             --
                                                                                 -----------       -----------
    Net cash used in investing activities                                           (966,272)           (2,023)
                                                                                 -----------       -----------

Cash Flows From Financing Activities
     Bank Overdraft                                                                  144,067           (16,137)
     (Repayments) Proceeds from line of credit                                      (400,000)          131,000
     Proceeds from notes payable                                                   2,809,879              --

     Borrowings from (repayments to) stockholders                                       --             393,437

     Proceeds from notes payable - related party                                   1,353,452
                                                                                 -----------       -----------
     Net cash provided by financing activities                                     3,907,398           508,300
                                                                                 -----------       -----------

Net (Decrease) Increase in Cash and Cash Equivalents                                 (75,356)           23,472

Cash and Cash Equivalents, Beginning of the Period                                    75,356              --
                                                                                 -----------       -----------

Cash and Cash Equivalents, End of the Period                                     $      --         $    23,472
                                                                                 ===========       ===========

                             RESOLVE STAFFING, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


NON-CASH INVESTING AND FINANCING ACTIVITIES

In connection with the Combination on February 7, 2005, described below in the Basis of Presentation section of the notes to consolidated financial statements, ELS was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with U.S. generally accepted accounting principles generally accepted in the United States. In conjunction with this transaction, Resolve issued 13,000,000 shares of restricted common stock valued at $130,000 and a note payable in the amount of $1,500,000 in exchange for 100% of the ownership interest in 3 entities with 10 staffing locations. The fair value of the assets and liabilities assumed, on the date of acquisition were as follows:

          Accounts receivable                        $    30,457
          Prepaid and other assets                        48,483
          Property and equipment                          15,280
          Goodwill                                     2,026,496
          Accounts payable and accrued liabilities       (71,472)

          Notes payable                                 (419,244)
                                                     -----------

                                                     $ 1,630,000
                                                     ===========

During the nine months ended September 30, 2005, Resolve acquired various entities in exchange for cash and the issuance of notes payable. The fair value of the assets and liabilities assumed on the date of acquisition, in exchange for notes payable totaling $1,370,000, were as follows:

          Accounts receivable                        $   135,252

          Property and equipment                         180,489
          Goodwill                                     1,323,470
          Non-compete agreements
                                                         294,000

          Accounts payable and accrued expenses         (363,040)

          Notes payable                                 (200,171)
                                                     -----------

                                                     $ 1,370,000
                                                     ===========



              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Nature of Operations

Resolve Staffing, Inc., ("Resolve" or the "Company") was organized under the laws of the State of Nevada on April 9, 1998. Integra Staffing, Inc., ("Integra") is a wholly owned subsidiary that was organized under the laws of the State of Florida on August 16, 1999 (collectively referred to as "Resolve") and acquired in 2001. The Company is a national provider of outsourced human resource services with 43 offices reaching from California to New York. The Company provides a full range of supplemental staffing and outsourced solutions, including solutions for temporary, temporary-to-hire, or direct hire staffing in the clerical, office administration, customer service, professional and light industrial categories.

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

On June 13, 2005 Resolved acquired The Arnold Group, a Southern California staffing firm.

On June 20, 2005 Resolve acquired Taylor Personnel Services, a Buffalo, New York staffing firm.

On August 22, 2005 Resolve acquired Truckers Plus, Inc., a thirteen location truck driver staffing firm headquartered in Memphis, Tennessee.

On September 14, 2005 Resolve acquired Delta Staffing, a Southern California staffing firm.

On September 30, 2005 Resolve acquired Midwest Staffing, a medical staffing firm located in Oklahoma City, Oklahoma.

Acquisition of Entities from Related Parties

On February 7, 2005, Resolve Staffing, Inc., entered into an equity purchase agreement ("Agreement"), to purchase ELS Personnel Services ("ELS") (the "Combination") from Employee Leasing Services, Inc., ("ELS Inc."), a privately-held company located in Cincinnati, Ohio. The Company's Chief Executive Officer and director, Ronald Heineman, is a principal shareholder, officer and director of ELS. Pursuant to the equity purchase agreement, Resolve acquired the ownership interest in the group of companies which comprised ELS Personnel Services, (ELSP Personnel Services, LLC, Five Star Staffing, Inc., Five Star Staffing (NY), Inc., and American Staffing Resources, Ltd.) comprising a total of 10 temporary employee staffing locations. See Basis of Presentation section for discussion of accounting treatment of the acquisition of ELS.

Employee Leasing Services, Inc., operated 3 locations and acquired the 7 temporary employee staffing locations throughout fiscal 2004. ELS Inc. acquired 3 locations from Five Star Staffing, Inc., in August 2004, 3 locations from Five Star Staffing (NY), Inc., in November 2004 and 1 location from American Staffing Resources, Ltd., in November 2004. Prior to ELS Inc.'s acquisition of these entities, these entities were owned and operated by unrelated third parties in various locations throughout Florida, New York and Ohio.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION
(CONTINUED)

In connection with the Combination on February 7, 2005, described below in the Basis of Presentation section of these notes to consolidated financial statements, ELS was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with U.S. generally accepted accounting principles generally accepted in the United States.

The acquisition of the ELS entities was treated as a reverse acquisition for financial accounting purposes and therefore the accompanying comparative financial information is that of ELS rather than the historical financial statements of Resolve Staffing, Inc.

In connection with the Combination on February 7, 2005, described below in the Basis of Presentation section of the notes to consolidated financial statements, ELS was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with U.S. generally accepted accounting principles generally accepted in the United States. In conjunction with this transaction, Resolve issued 13,000,000 shares of restricted common stock valued at $130,000 and a note payable in the amount of $1,500,000 in exchange for 100% of the ownership interest in 3 entities with 10 staffing locations. The fair value of the assets and liabilities assumed, on the date of acquisition were as follows:


            Accounts receivable                        $    30,457
            Prepaid and other assets                        48,483
            Property and equipment                          15,280
            Goodwill                                     2,026,496
            Accounts payable and accrued liabilities       (71,472)

            Notes payable                                 (419,244)
                                                       -----------

                                                       $ 1,630,000
                                                       ===========

            Acquisition of Entities from Unrelated Parties

On various dates during the nine months ended September 30, 2005, Resolve Staffing, Inc., entered into purchase agreements ("Agreements"), to acquire all of the assets and/or ownership of various separate privately-held entities owned and operated by unrelated parties located in Erie, Pennsylvania, Buffalo, New York, upstate New York, Sebring, Florida, Memphis, Tennessee, Oklahoma City, Oklahoma, and Southern California. Pursuant to the acquisition agreements, Resolve acquired a total of 23 temporary employee staffing locations from the newly acquired entities.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION
(CONTINUED)

Resolve paid cash and issued notes payable in the amount of $1,370,000 in exchange for the assets and liabilities of the above staffing entities as described below. The following table summarizes the estimated fair value, of the assets acquired and liabilities assumed, on the date of acquisition of each entity:

            Accounts receivable                        $   135,252

            Property and equipment                         180,489
            Goodwill                                     1,323,470
            Non-compete agreements
                                                           294,000

            Accounts payable and accrued expenses         (363,040)

            Notes payable                                 (200,171)
                                                       -----------

                                                       $ 1,370,000
                                                       ===========

To date the books and records of the locations acquired from unrelated parties during 2005 have not been audited, and therefore the allocation of the purchase price is subject to refinement.

In conjunction with the acquisitions from all parties during 2005, approximately $3,990,000 has been assigned to goodwill. Approximately $480,000 of the goodwill is expected to be deductible for tax purposes.

The financial results of these acquired entities are included in the consolidated financial statements from the date of acquisition.

Basis of  Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the nine months ended September 30, 2005 and 2004 have been included.

These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Because the owners of ELS held approximately 90% of the Company's outstanding common stock after the Combination, as well as the Company's analysis of the other criteria used for determining which entity is the accounting acquirer under SFAS No. 141, ELS is deemed to be the acquiring company for accounting purposes and the Combination has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with U.S. generally accepted accounting principles generally accepted in the United States. Accordingly, historical financial statements prior to the Combination reflect those of ELS. The audited financial statements of Resolve for each of the two years ended December 31, 2004 are included in the Resolve Staffing, Inc. Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission (the "SEC"). The audited financial statements of the entities which comprised the temporary staffing division of ELS, Inc. for the two years ended December 31, 2004, or such time as the entity was under the control of ELS, Inc. through December 31, 2004 will be included in Resolve Staffing, Inc.'s Current Report on Form 8-K/A which the Company anticipates filing with the SEC prior to December 10, 2005.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION
(CONTINUED)

Principles of Consolidation

The consolidated financial statements at September 30, 2005 include the accounts of the Company and its subsidiaries: ELS Personnel Services, LLC, Five Star Staffing, Inc., Five Star Staffing (NY), Inc., and American Staffing Resources, Ltd, Solaris Staffing, Inc., SupportStaff Employment Services, The Arnold Group, Pride Staffing, Inc., Taylor Personnel Services, Truckers Plus, Inc., Delta Staffing, and Midwest Staffing. All significant inter-company accounts and transactions have been eliminated in preparing the accompanying financial statements.

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

Stock Based Employee Compensation:

Resolve accounts for and reports its stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), Financial Accounting Standards Board Interpretation No, 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure ("SFAS 148"). Accordingly, compensation cost for stock options are measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the stock option exercise price. Resolve accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under SFAS 123, stock option awards issued to non-employees are accounted for at their fair value on the date issued, where fair value is determined using the Black-Scholes option pricing method.

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

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the SAB will have on the Company's financial condition, results of operations, and cash flows.

In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have any effect on the Company's results of operations or financial position.

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

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE B - LIQUIDITY AND MANAGEMENT'S PLANS

As reflected in the accompanying financial statements, the Company has a net working capital balance of $1,751,757 and a stockholder's deficit of $45,690, as of September 30, 2005. Prior to the third quarter, the Company had incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

Management has successfully obtained additional financial resources, which the Company believes will support operations. These financial resources include financing from both related and non-related third parties, are discussed in the accompanying footnotes to the financial statements. There can be no assurance that management will be successful in continuing operations without additional financing efforts. The financial statements do not reflect any adjustments that may arise as a result of this uncertainty.

NOTE C - NOTES PAYABLE

Note Payable

During May and June 2002, the Company obtained loans from an unrelated individual for a total of $40,000. The underlying notes payable bear interest at 12% per annum payable quarterly in arrears and are secured by the accounts receivable of the Company. The maturities were extended to July 3, 2004, and have subsequently been extended to be due on demand.

Revolving Note

On March 3, 2005, Resolve Staffing, Inc., secured a revolving note from Fifth Third Bank for an amount of $2,900,000 with a maturity date of June 1, 2006. Interest is payable on the principal balance outstanding on a monthly basis, at the bank's prime rate. Borrowings under this note are limited to 80% of the Company's accounts receivable balance which have been outstanding for less than 90 days. On September 1, 2005 the note was increased to $3,250,000 with a maturity date of February 1, 2007. The current interest rate is at prime for the first $2,250,000 and prime plus one for the remaining $1,000,000. These amounts fluctuate based on the Company's accounts receivable.

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

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE D - NOTES PAYABLE - RELATED PARTY

Notes payable-related party includes aggregate borrowings totaling $91,500 to William Brown, a director and shareholder of the Company. The underlying note bears interest at 5% and was due on March 31, 2004. The Company has a verbal agreement to extend the maturity on a month to month basis.

On December 8, 2003, the Company entered into a non-interest bearing short-term credit agreement with ELS, Inc. that provides for borrowings of up to $200,000. ELS, Inc. is a company owned by Ronald Heineman, the Company's Chief Executive Officer. The underlying promissory note is secured by 400,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. Balances due under the credit agreement were originally due May 8, 2004. On September 30, 2005, the agreement was amended to extend the line to a maximum of $3,200,000 due February 1, 2007. The line of credit bears interest at 3.0%, and is payable monthly. If the Company becomes delinquent on interest payments by more than 90 days, ELS Inc. has the option to call the note and make it due immediately.

NOTE E - STOCKHOLDERS' EQUITY

On February 7, 2005, Resolve Staffing, Inc., entered into an equity purchase agreement ("Agreement"), to purchase ELS Personnel Services ("ELS") (the "Combination") from Employee Leasing Services, Inc., ("ELS Inc."), a privately-held company located in Cincinnati, Ohio. The Company's Chief Executive Officer and director, Ronald Heineman, is a principal shareholder, officer and director of ELS. Pursuant to the equity purchase agreement, Resolve acquired the ownership interest in the group of companies which comprised ELS, (Five Star Staffing, Inc., Five Star Staffing (NY), Inc., and American Staffing Resources, Ltd.) comprising a total of 10 temporary employee staffing locations. See Basis of Presentation section for discussion of accounting treatment of the acquisition of ELS.

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

Common Stock Warrants

As of September 30, 2005 there were 851,320 stock warrants outstanding which are due to expire on June 30, 2007. Each warrant has an exercise price of $.75 per share price. All stock warrants are exercisable.

NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2005 and 2004 amounted to $137,015 and $33,758 respectively.

NOTE G - NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed based upon the weighted outstanding shares of the Company's common stock for each period presented. The weighted average number of shares for the three months ended September 30, 2005 includes 851,320 common stock equivalents, representing principally warrants and stock options.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE H - SUBSEQUENT EVENTS

On October 31, 2005, Resolve acquired Project Solvers, located in New York, New York, and Star Personnel, located in Ashland, Kentucky.

On or about September 26, 2005, Resolve received a comment letter from the Securities and Exchange Commission ("Commission") subsequent to its review of the Registrant's Form 8-K filed on February 9, 2005 disclosing certain business acquisitions ("Acquisitions") made by the Registrant. The Registrant at the time believed that the accounting treatment of the Acquisitions did not result in the Registrant deeming the employee staffing division of ELS, Inc. as the accounting acquirer under SFAS No. 141--Business Combinations. ELS Inc. is a large, privately-held company that operated a separate employee staffing division,
(ELS) that complimented its other business segments, and it is ELS that has been determined to be the accounting acquirer of the Acquisitions rather than the Registrant. Although initially, the Registrant determined that the accounting acquirer was the Registrant, upon further consideration and comment by the Commission, ELS has been determined to be the accounting acquirer. Members of the Board of Directors and officers of the Company have discussed this change as well as all other items disclosed in the filing with the Registrant's auditors. ELS Inc. is the seller in the Acquisitions.

On October 27, 2005, Resolve filed a Form 8-K regarding the letter from the Commission. On November 7, 2005, the Commission issued comments to the Registrant in connection with the Commission's review of the Form 8-K filed by the Registrant on October 27, 2005. The Registrant then filed an amendment to that Form 8-K, designed to make additional disclosures and address the Commission's comments.

The Registrant's officers, with the concurrence of the board of directors, determined that the financial statements contained in the Forms 10-QSB for the periods ended March 31, 2005 and June 30, 2005 ("Reports"), should no longer be relied upon because such Reports do not include the financial statement disclosures and accurately present the financial results that are necessary and required to report the acquisitions made by the Registrant, as discussed above.

Upon further consideration and additional interpretation of SFAS 141, as it relates to the Acquisitions, the Registrant has determined that ELS is the accounting acquirer. As a result of this determination, it is the Registrant's intention to more fully comply with Item 310(c) of Regulation S-B by amending the Form 8-K filed February 9, 2005 by including two years audited financial statements of ELS (temporary staffing division) operated by ELS Inc. and the pro forma financial information required by Item 310(C) of Regulation S-B.

In addition, once the Form 8-K is amended to include the accounting treatment of the Acquisitions, the Registrant intends to further amend its Reports filed for the periods ended March 31, 2005 and June 30, 2005. As a result, the financial statements contained in the Reports should not be relied upon until such amendments are filed, which the Registrant anticipates will be completed within approximately 45 days from the date of the 8-K filing.

NOTE I - PROFORMA INFORMATION

The interim financial statements for the nine months ended September 30, 2005 are presented in accordance with accounting principles generally accepted in the United States (GAAP), which requires that the financial results of these acquired entities (as detailed in Footnote A) are included in the consolidated financial statements from the date of acquisition. As a result, the consolidated statement of operations does not include the activity of the acquired companies, including the acquisition of Resolve which has been recorded a reverse acquisition, for the period from January 1, 2005 to the respective dates of acquisition.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


Presented below is the unaudited pro forma statement of operations for the nine months ended September 30, 2005 as if the acquisition of Resolve from related parties (Note A) had been acquired January 1, 2005.

                                                                        Pro-forma adjustments for
                                                        -------------------------------------------------------------
                                      Actual nine
                                     months ended         Resolve                                          Adjusted
                                     September 30,                                                       September 30,
                                        2005           Staffing, Inc.                                        2005
                                     ------------       ------------     ------------     ------------   ------------
Service Revenues                     $ 17,013,714       $     45,069                                     $ 17,058,783

Cost of Services                       13,883,111               --                                         13,883,111
                                     ------------       ------------     ------------     ------------   ------------

Gross Margin                            3,130,603             45,069                                        3,175,672
                                     ------------       ------------     ------------     ------------   ------------
Operating Expenses
Legal and professional fees               123,974             25,964                                          149,938
Advertising/Promotion                     141,317               --                                            141,317
Salaries and benefits                   1,811,049               --                                          1,811,049
Taxes & licences                            2,097               --                                              2,097
Rent & leases                             225,030              1,183                                          226,213
Travel & entertainment                     54,496               --                                             54,496
Administrative expenses                   909,024             36,520                                          945,544
                                     ------------       ------------     ------------     ------------   ------------
Total operating expenses                3,266,987             63,667                                        3,330,654

Profit (Loss) From Operation             (136,384)           (18,598)                                        (154,982)

Other Expenses
Interest expense                         (137,016)              (400)                                        (137,416)
                                     ------------       ------------     ------------     ------------   ------------
Net other expenses                       (137,016)              (400)                                        (137,416)

Net Loss                             $   (273,400)      $    (18,998)                                    $   (292,398)
                                     ------------       ------------     ------------     ------------   ------------

Pro-forma earnings per share information for the nine months ended September 30, 2005:

Basic weighted average shares outstanding:                                                                 14,609,614

Pro forma basic net loss per common share:                                                               $       (.02)


The Company has been unable to obtain the necessary information to present pro-forma financial information reflecting the combined operations of Resolve Staffing, Inc, and the various acquired staffing locations from unrelated parties, for the period ended September 30, 2005. This current Report on Form 10-QSB will be supplemented by amendment to provide the necessary comparative pro-form information as soon as the information becomes available.

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

 RESULTS OF OPERATIONS

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004.

As discussed above, the Company entered into a reverse acquisition transaction between ELS and Resolve on February 7, 2005. Prior period amounts presented in the consolidated balance sheets, statements of operations and cashflows reflect the balances of ELS only as ELS is deemed to be the acquirer for accounting purposes.

Our net income increased from $33,479 for the three months ended September 30, 2004 to $69,374 for the three months ended September 30, 2005. A line-by-line discussion of our results of operations is as follows:

Revenues for the three months ended September 30, 2004 compared to 2005 increased from $1,141,676 to $8,913,453 or a 681% increase. This increase is attributable to the acquisition, and opening, of several new locations in 2005. Resolve has grown to a total of 36 locations. The Company has been unable to obtain the necessary information to present pro-forma financial information reflecting the combined operations of Resolve Staffing, Inc, and its acquired staffing locations, for the period ended September 30, 2004 and for certain locations acquired during the nine months ended September 30, 2005. This current Report on Form 10-QSB will be supplemented by amendment to provide the necessary comparative pro-forma information as soon as the information becomes available.

Our cost of services increased from $943,913 for the three months ended September 30, 2004 to $7,373,319 for the three months ended September 30, 2005. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue, our cost of services remained relatively unchanged at 83%.

For the three months ended September 30, 2005 and 2004 the major categories of expenses, as a percent of revenue were as follows:

                                                    2005     2004
                                                  -----------------
         Legal & professional                        0%       2%
         Advertising & promotion                     1%       0%
         Salaries & benefits                        10%       8%
         Taxes & licenses                            0%       0%
         Rent & leases                               1%       1%
         Travel & entertainment                      0%       0%
         Administrative expenses                     4%       3%

Legal & professional expense decreased from $28,366 in 2004 to $26,524 in 2005, remaining relatively unchanged.

Advertising and promotion expense increased from $4,288 in 2004 to $71,872 in 2005, reflecting an increased level of outside advertising and promotion. This increase is attributable to the additional locations. Advertising and promotion expense was relatively unchanged, as a percent of total sales.

Salaries and benefits increased from $89,559 in 2004 to $857,588 in 2005, reflecting an increase in administrative and management compensation required to operate the increased number of locations. As a percent of sales, this represents an increase from 8% in 2004 to 10% in 2005.

Taxes & licenses increased slightly from $858 in 2004 to $1,880 in 2005, reflecting an increase of costs associated with licensing in multiple states.

Rent & leases expense increased from $10,428 in 2004 to $104,159 in 2005, reflecting an increase in the total locations being operated as a result of the recent acquisitions. Resolve has increased from one location in 2004 to a total of 36 locations in 2005. Rent and lease expense was relatively unchanged, as a percent of sales.

Travel & entertainment increased from $57 in 2004 to $34,312 in 2005, reflecting the increased effort by our staff to market our services on a national basis.

Administrative expenses increased from $29,590 in 2004 to $340,667 in 2005. This increase reflects increased expenses associated with operating multiple staffing locations. These changes include increased cost of various administrative expenses, which include, but are not limited to printing, postage, shipping, computer support, and other various public company expenses.

Interest expense increased from $1,138 in 2004 to $33,758 in 2005. The change was due to additional borrowing on the credit line and other notes payable associated with our recent acquisitions.

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004.

Our net loss increased from $68,098 for the nine months ended September 30, 2004 to $273,401 for the nine months ended September 30, 2005. A line-by-line discussion of our results of operations is as follows:

Revenues for the nine months ended September 30, 2004 compared to 2005 increased from $2,154,453 to $17,013,714 or a 690% increase. This increase is attributable to the acquisitions, and opening of multiple new locations in 2005. Resolve has grown to a national staffing firm with 36 locations. The Company has been unable to obtain the necessary information to present pro-forma financial information reflecting the combined operations of Resolve Staffing, Inc, and its acquired staffing locations, for the period ended September 30, 2004 and for certain locations acquired during the quarter ended September 30, 2005. This current Report on Form 10-QSB will be supplemented by amendment to provide the necessary comparative pro-forma information as soon as the information becomes available.

Our cost of services increased from $1,840,764 for the nine months ended September 30, 2004 to $13,883,111 for the nine months ended September 30, 2005. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue, our cost of services decreased from 85% to 82%.

For the nine months ended June 30, 2005 and 2004 the major categories of expenses, as a percent of revenue were as follows:

                                                2005     2004
                                              -----------------
         Legal & professional                    1%       2%
         Advertising & promotion                 1%       0%
         Salaries & benefits                    11%      11%
         Taxes & licenses                        0%       0%
         Rent & leases                           1%       1%
         Travel & entertainment                  0%       0%
         Administrative expenses                 5%       3%

Legal & professional increased from $35,084 in 2004 to $123,974 in 2005. As a percent of Sales, legal expenses decreased slightly from 2% in 2004 to 1% in 2005. The increase in legal expenses is attributed to the multiple acquisitions Resolve has made.

Advertising and promotion expense increased from $8,751 in 2004 to $141,317 in 2005, reflecting an increased level of outside advertising and promotion. This increase is attributable to the additional locations. Advertising and promotion expense was relatively unchanged, as a percent of total sales.

Salaries and benefits increased from $239,800 in 2004 to $1,811,049 in 2005, reflecting an increase in administrative and management compensation required to operate the increased number of locations. As a percent of sales, this represents a total of 11% in both 2004 and 2005.

Taxes & licenses decreased slightly from $2,540 in 2004 to $2,097 in 2005.

Rent & leases expense increased from $22,179 in 2004 to $225,030 in 2005, reflecting an increase in the total locations being operated as a result of the recent acquisitions. Resolve has increased from one location in 2004 to a total of 36 locations in 2005. Rent and lease expense was relatively unchanged, as a percent of sales.

Travel & entertainment increased from $1,022 in 2004 to $54,496 in 2005, reflecting the increased effort by our staff to market our services on a national basis.

Administrative expenses increased from $71,273 in 2004 to $909,024 in 2005. This increase reflects increased expenses associated with operating multiple staffing locations. These changes include increased cost of various administrative expenses, which include, but are not limited to printing, postage, shipping, computer support, and other various public company expenses.

Interest expense increased from $1,138 in 2004 to $137,016 in 2005. The change was due to additional borrowing on the credit line and other notes payable associated with our recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying financial statements, the Company has a net working capital balance of $1,751,757 and a stockholder's deficit of $45,690, as of September 30, 2005. Prior to the third quarter, the Company had incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

Management has successfully obtained additional financial resources, which the Company believes will support operations. These financial resources include financing from both related and non-related third parties, are discussed in the accompanying footnotes to the financial statements. There can be no assurance that management will be successful in continuing operations without additional financing efforts. The financial statements do not reflect any adjustments that may arise as a result of this uncertainty.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

For the nine months ended September 30, 2005 we incurred a net loss of $273,401. Of this loss, $151,236 was for depreciation and amortization and did not represent the use of cash. Changes in accounts receivable, prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used by operations to $3,016,482.

Our average monthly revenue for the first nine months of 2004 was $239,384, and has increased to a monthly average of $1,890,413 for the first nine months of 2005 and an average of $2,971,151 for the third quarter of 2005. Although we have seen our average monthly revenues and business activity increase and achieved profitability in the third quarter, we still have a net loss for the first nine months.

We expect our operating expenses to continue to increase in the near future as we attempt to build our brand and expand our customer base. We hope our expenses will be funded from operations and short-term loans from officers, shareholders or others; however, our operations may not provide such funds and we may not be able obtain short-term loans from officers, shareholders or others. Our officers and shareholders are under no obligation to provide additional loans to the company.

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

On February 7, 2005, Resolve Staffing, Inc., entered into an equity purchase agreement ("Agreement"), to purchase ELS Personnel Services ("ELS") from Employee Leasing Services, Inc., ("ELS Inc."), a privately-held company located in Cincinnati, Ohio. Resolve issued a total of 13,000,000 shares of common stock as part of the payment for the acquisition. See Item 5. Other Information for additional information. In accordance with SFAS No. 141 - Business Combinations, the transaction has been recorded as a reverse acquisition whereby ELS is considered the accounting acquirer.

On May 25, 2005, Resolve Staffing, Inc. issued 100,000 shares to certain individuals as part of their compensation.

On August 18, 2005, Resolve issued 50,000 shares to certain employees as part of their compensation and 100,000 shares as per an employment agreement with certain shareholders and employees of Truckers Plus.

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

       (b) Reports on Form 8-K

           We filed the following reports on Form 8-K during the first nine months of 2005:

           Form 8-K, January 13, 2005, Item 5 - Change in Registrants Officers; Reporting the Resignation of Michael Knox as an Officer.

           Form 8-K, February 9, 2005, Item 1 - Entry into a Material Definitive Agreement; Reporting the acquisition of ELS Inc.'s Staffing Division.

           Form 8-K, April 21, 2005, Item 5- Change in Registrants Directors; Reporting the addition of William Walton to the Board of Directors.

           Form 8-K, August 24, 2005, Item 1 - Entry into a Material Definitive Agreement; Reporting the acquisition of Truckers Plus.

           Form 8-K, October 27, 2005, Item 4 - Non-Reliance on Previously Issued Financial Statements; Reporting the non-reliance on financial statements contained in the Forms 10QSB for the periods ended March 31, 2005 and June 30, 2005.

           Form 8-K/A, November 14, 2005, Item 4 - Non-Reliance on Previously Issued Financial Statements; Reporting changes to the previously filed 8-K, filed on October 27, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RESOLVE STAFFING, INC.



Dated: November 21, 2005                      /s/ Ronald Heineman
                                              ----------------------------------
                                              By: Ronald Heineman
                                              Chief Executive Officer(principal
                                              executive officer, director)