Form 10QSB/A
period 2005-03-31
RESOLVE STAFFING INC
filed 2005-12-09
CIK 1106207

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 26, 2005, there were outstanding 14,789,101 shares of common stock, par value $0.0001, and no shares of preferred stock.

                             RESOLVE STAFFING, INC.
           FORM 10-QSB/A FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

            Consolidated balance sheets as of March 31, 2005 and
            December 31, 2004                                                  3

            Consolidated statements of operations for the three months
            ended March 31, 2005 and 2004                                      4

            Consolidated statements of cash flows for the three months
            ended March 31, 2005 and 2004                                      5

            Notes to consolidated financial statements                         7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                  16

ITEM 3. CONTROLS AND PROCEDURES                                               18

PART II OTHER INFORMATION

ITEM 4. CHANGES IN SECURITIES                                                 19

ITEM 5. OTHER INFORMATION                                                     19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      20

                             RESOLVE STAFFING, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004

ASSETS                                                                                                       2005           2004
                                                                                                         -----------    -----------
Current Assets
    Cash and cash equivalents                                                                            $    34,359    $    75,356
    Accounts receivable, net of allowance for bad
    debts of $15,654 for 2005 and $7,890 for 2004                                                            876,904      1,039,187
    Prepaid and other assets                                                                                 532,115        482,308
                                                                                                         -----------    -----------
        Total current assets                                                                               1,443,378      1,596,851

Property and Equipment
    Property and equipment                                                                                   426,144        312,297
    Less: Accumulated depreciation                                                                           202,300        162,342
                                                                                                         -----------    -----------
        Net property and equipment                                                                           223,844        149,955

Other Assets
Goodwill                                                                                                   2,692,724        640,000
                                                                                                         -----------    -----------
Total other assets                                                                                         2,692,724        640,000
                                                                                                         -----------    -----------

Total Assets                                                                                             $ 4,359,946    $ 2,386,806
                                                                                                         ===========    ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Bank overdraft                                                                                       $        --    $    37,871
    Accounts payable                                                                                         192,740        300,242
    Accrued salaries and payroll taxes                                                                       134,565        132,772
    Line of credit                                                                                           867,000        400,000
    Notes payable                                                                                            201,244        125,621
    Notes payable - related party                                                                          2,460,535        924,033
                                                                                                         -----------    -----------
        Total current liabilities                                                                          3,856,084      1,920,539
                                                                                                         -----------    -----------

Long Term Liabilities
    Notes payable                                                                                            458,060        393,556
                                                                                                         -----------    -----------
        Total long term liabilities                                                                          458,060        393,556
                                                                                                         -----------    -----------

Stockholders' Equity
     Common stock, $.0001 par value, 50,000,000 shares
      authorized, issued and outstanding: March 31, 2005 - 14,539,101 shares; December 31,
      2004 - 13,000,000 shares                                                                                 1,454          1,300
    Paid-in capital                                                                                        1,119,544        989,698
    Accumulated deficit                                                                                   (1,075,196)      (918,287)
                                                                                                         -----------    -----------
             Total stockholders' equity                                                                       45,802         72,711
                                                                                                         -----------    -----------

     Total Liabilities and Stockholders'
     Deficit                                                                                             $ 4,359,946    $ 2,386,806
                                                                                                         ===========    ===========

              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                                               2005                        2004
                                                                                           ------------                ------------
Service Revenues                                                                           $  2,678,450                $    334,270

Cost of Services                                                                              2,172,689                     306,799
                                                                                           ------------                ------------

Gross Margin                                                                                    505,761                      27,471

Operating Expenses
     Legal & professional fees                                                                   41,836                       3,000
     Advertising/Promotion                                                                       24,814                       2,121
     Salaries and benefits                                                                      329,065                      96,029
     Taxes & licenses                                                                               107                         284
     Rent & leases                                                                               50,599                       5,715
     Travel & entertainment                                                                       6,500                         726
     Administrative expenses                                                                    179,223                      16,185
                                                                                           ------------                ------------
           Total operating expenses                                                             632,144                     124,060

 Loss From Operations                                                                          (126,383)                    (96,589)

Other Expenses
      Interest expense                                                                          (30,526)                         --
                                                                                           ------------                ------------
          Net other expenses                                                                    (30,526)                         --

Net Loss                                                                                   $   (156,909)               $    (96,589)
                                                                                           ============                ============

Loss Per Share
     Basic and diluted                                                                     $       (.01)               $        (00)
                                                                                           ============                ============

Weighted Average Number of Shares Outstanding
used to Calculate Loss Per Share
     Basic and diluted                                                                       13,906,359                  13,000,000
                                                                                           ============                ============

              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                                                           2005             2004
                                                                                                       -----------      -----------
Cash Flows From Operating Activities
     Net loss                                                                                          $  (156,909)     $   (96,589)
     Adjustments to reconcile net loss to cash provided by (used in) operating activities:
          Depreciation and amortization                                                                     39,958               --
          Change in allowance for doubtful accounts                                                           (500)              --
     Decrease (increase) in current assets:
         Accounts receivable                                                                               193,239          (18,126)
         Prepaid and other assets                                                                           35,343          (43,223)
     Increase (decrease) in current liabilities:
          Accounts payable                                                                                (178,973)           7,192
          Accrued salaries and payroll taxes                                                                 1,793          (65,208)
                                                                                                       -----------      -----------
               Total adjustments                                                                            90,860         (119,365)

     Net cash used in operating activities                                                                 (66,049)        (215,954)
                                                                                                       -----------      -----------

Cash Flows From Investing Activities
    Acquistion of net assets of subsidiaries, net of cash                                                  (75,000)              --
    Purchase of property and equipment                                                                     (86,462)              --
                                                                                                       -----------      -----------

    Net cash used in investing activities                                                                 (161,462)              --
                                                                                                       -----------      -----------

Cash Flows From Financing Activities
     Repayment of bank overdraft                                                                           (37,871)          (9,024)
     Proceeds from line of credit                                                                          467,000               --
     Proceeds from notes payable                                                                            51,027               --
     Proceeds from loans payable - related party                                                                --          224,978
     Repayment of loans payable - related party                                                           (293,642)              --
                                                                                                       -----------      -----------
     Net cash provided by financing activities                                                             186,514          215,954
                                                                                                       -----------      -----------

Net Increase in Cash and Cash Equivalents                                                                  (40,997)              --

Cash and Cash Equivalents, Beginning of the Period                                                          75,356               --
                                                                                                       -----------      -----------

Cash and Cash Equivalents, End of the Period                                                           $    34,359      $        --
                                                                                                       ===========      ===========

                             RESOLVE STAFFING, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NON-CASH INVESTING AND FINANCING ACTIVITIES

In connection with the Combination on February 7, 2005, described below in the Basis of Presentation section of the notes to consolidated financial statements, ELS was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. In conjunction with this transaction, Resolve issued 13,000,000 shares of restricted common stock valued at $130,000 and a note payable in the amount of $1,500,000 in exchange for 100% of the ownership interest in 4 entities with 10 staffing locations. The fair value of the assets and liabilities assumed, on the date of acquisition were as follows:

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

Acquisition of Entities from Related Parties

On February 7, 2005, Resolve Staffing, Inc., entered into an equity purchase agreement ("Agreement"), to purchase ELS Personnel Services ("ELS") (the "Combination") from Employee Leasing Services, Inc., ("ELS Inc."), a privately-held company located in Cincinnati, Ohio. The Company's Chief Executive Officer and director, Ronald Heineman, is a principal shareholder, officer and director of ELS. Pursuant to the equity purchase agreement, Resolve acquired the ownership interest in the group of companies which comprised ELS Personnel Services, (ELS Personnel Services, LLC, Five Star Staffing, Inc., Five Star Staffing (NY), Inc., and American Staffing Resources, Ltd.) comprising a total of 10 temporary employee staffing locations. See Basis of Presentation section for discussion of accounting treatment of the acquisition of ELS.

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

In connection with the Combination on February 7, 2005, described below in the Basis of Presentation section of these notes to consolidated financial statements, ELS was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States.

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

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION
(CONTINUED)

In connection with the Combination on February 7, 2005, described below in the Basis of Presentation section of the notes to consolidated financial statements, ELS was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. In conjunction with this transaction, Resolve issued 13,000,000 shares of restricted common stock valued at $130,000 and a note payable in the amount of $1,500,000 in exchange for 100% of the ownership interest in 3 entities with 10 staffing locations. The fair value of the assets and liabilities assumed, on the date of acquisition were as follows:

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
                                                               -----------

                                                               $ 1,630,000
                                                               ===========

Acquisition of Entities from Unrelated Parties

During the three months ended March 31, 2005, Resolve Staffing, Inc., entered into a purchase agreement ("Agreement"), to acquire all of the assets and/or ownership of a separate privately-held entity owned and operated by unrelated parties located in Sebring, Florida. Pursuant to the acquisition agreement, Resolve acquired one temporary employee staffing location from the newly acquired entity.

Resolve paid cash in the amount of $75,000 in exchange for the assets and liabilities of the above staffing entity as described below. The following table summarizes the estimated fair value, of the assets acquired and liabilities assumed, on the date of acquisition:

     Property and equipment                                         $12,105
     Goodwill                                                        26,228
     Other assets                                                    36,667

                                                                    $75,000
                                                                    =======

To date the books and records of the locations acquired from unrelated parties during 2005 have not been audited, and therefore the allocation of the purchase price is subject to refinement.

In conjunction with the acquisitions from all parties during the three months ended March 31, 2005, approximately $2,052,000 has been assigned to goodwill. Approximately $480,000 of the goodwill is expected to be deductible for tax purposes.

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

Because the owners of ELS held approximately 90% of the Company's outstanding common stock after the Combination, as well as the Company's analysis of the other criteria used for determining which entity is the accounting acquirer under SFAS No. 141, ELS is deemed to be the acquiring company for accounting purposes and the Combination has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. Accordingly, historical financial statements prior to the Combination reflect those of ELS. The audited financial statements of Resolve for each of the two years ended December 31, 2004 are included in the Resolve Staffing, Inc. Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission (the "SEC"). The audited financial statements of the entities which comprised the temporary staffing division of ELS, Inc. for the two years ended December 31, 2004, or such time as the entity was under the control of ELS, Inc. through December 31, 2004 will be included in Resolve Staffing, Inc.'s Current Report on Form 8-K/A which the Company anticipates filing with the SEC prior to December 10, 2005.

Principles of Consolidation

The consolidated financial statements at March 31, 2005 include the accounts of the Company and its subsidiaries: ELS Personnel Services, LLC, Five Star Staffing, Inc., Five Star Staffing (NY), Inc., and American Staffing Resources. All significant inter-company accounts and transactions have been eliminated in preparing the accompanying financial statements.

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

NOTE B - LIQUIDITY AND MANAGEMENT'S PLANS

As reflected in the accompanying financial statements, the Company has a working capital deficiency and a stockholder's equity of $2,412,706 and $45,802, respectively, as of March 31, 2005. In addition, the Company has incurred substantial losses and has been dependent upon the financial support of stockholders, management and other related parties.

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

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE C - NOTES PAYABLE

Note Payable

During May and June 2002, Resolve obtained loans from an unrelated individual for a total of $40,000. The underlying notes payable bear interest at 12% per annum payable quarterly in arrears and are secured by the accounts receivable of the Company. The maturities were extended to July 3, 2004, and have subsequently been extended to be due on demand.

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

NOTE D - NOTE PAYABLE - RELATED PARTY

Notes payable-related party represents aggregate borrowings totaling $91,500 to William Brown, a director and shareholder of Resolve. The underlying note bears interest at 5% and is due on March 31, 2004. Resolve has a verbal agreement to extend the maturity on a month to month basis.

On December 8, 2003, Resolve entered into a non-interest bearing short-term credit agreement with ELS, Inc that provides for borrowings of up to $200,000. ELS, Inc. is a company owned by Ronald Heineman, the Company's Chief Executive Officer. The underlying promissory note is secured by 400,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. As of March 31, 2005, there was $225,655 outstanding under this agreement. Balances due under the credit agreement were originally due May 8, 2004. On June 1, 2004, the agreement was amended to extend the line to a maximum of $500,000.

On February 7, 2005 Resolve entered into a loan agreement with ELS, a company owned by Resolve's Chief Executive Officer, Ron Heineman, for the principal sum of $1,500,000 for the purchase of ELS. The note bears interest at 10% and is payable upon demand.

As of March 31, 2005 Resolve Staffing had collected a total of $620,977 in accounts receivable that are due to ELS as per the acquisition on February 7, 2005.

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

NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2005 and 2004 amounted to $30,526 and $0 respectively.

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

On June 13, 2005 Resolved acquired The Arnold Group, a Southern California staffing firm.

On June 20, 2005 Resolve acquired Taylor Personnel Services, a Buffalo, New York staffing firm.

On August 22, 2005 Resolve acquired Truckers Plus, Inc., a thirteen location truck driver staffing firm headquartered in Nashville, Tennessee.

On September 14, 2005 Resolve acquired Delta Staffing, a Southern California staffing firm.

On September 30, 2005 Resolve acquired Midwest Staffing, a medical staffing firm located in Oklahoma City, Oklahoma.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

Presented below is the unaudited pro forma statement of operations for the three months ended March 31, 2005 as if the acquisition of Resolve from related parties (Note A) had been acquired January 1, 2005.

                                                                                  Pro-forma adjustments for
                                                                          ------------------------------------------
                                               Actual three months
                                                     ended                   Resolve                                     Adjusted
                                                 March 31, 2005           Staffing, Inc.                              March 31, 2005
                                               -------------------        --------------      ----------   ---------  --------------
Service Revenues                                  $ 2,678,450              $    45,069                                 $ 2,723,519

Cost of Services                                    2,172,689                     --                                     2,172,689
                                                  -----------              -----------                                 -----------


Gross Margin                                          505,761                   45,069                                     550,830
                                                  -----------              -----------                                 -----------

Operating Expenses

Legal and professional fees                            41,836                   25,964                                      67,800

Advertising/Promotion                                  24,814                     --                                        24,814

Salaries and benefits                                 329,065                     --                                       329,065

Taxes & licences                                          107                     --                                           107

Rent & leases                                          50,599                    1,183                                      51,782

Travel & entertainment                                  6,500                     --                                         6,500

Administrative expenses                               179,223                   36,520                                     215,743
                                                  -----------              -----------                                 -----------

Total operating expenses                              632,144                   63,667                                     695,811

Profit (Loss) From Operation                         (126,383)                 (18,598)                                   (144,981)

Other Expenses

Interest expense                                      (30,526)                    (400)                                    (30,926)
                                                  -----------              -----------                                 -----------
Net other expenses                                    (30,526)                    (400)                                    (30,926)

Net Loss                                          $  (156,909)             $   (18,998)                                ($  175,907)
                                                  -----------              -----------                                 -----------

Pro-forma earnings per share information for the three months ended March 31, 2005:

Basic weighted average shares outstanding:                            14,539,101

Pro forma basic net loss per common share:                                $(.01)

The Company has been unable to obtain the necessary information to present pro-forma financial information reflecting the combined operations of Resolve Staffing, Inc, and the various acquired staffing locations from unrelated parties, for the period ended March 31, 2005. This current Report on Form 10-QSB will be supplemented by amendment to provide the necessary comparative pro-forma information as soon as the information becomes available.

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

RESULTS OF OPERATIONS

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004.

As discussed above, the Company entered into a reverse acquisition transaction between ELS and Resolve on February 7, 2005. Prior period amounts presented in the consolidated balance sheets, statements of operations and cash flows reflect the balances of ELS only as ELS is deemed to be the acquirer for accounting purposes.

Our net loss increased from $96,589 for three months ended March 31, 2004 to $156,909 or a $60,320 increase for three months ended March 31, 2005. A line-by-line discussion of our results of operations is as follows:

Revenues for three months ended March 31, 2004 compared to 2005 increased from $334,270 to $2,678,450 or a 704% increase. This increase is attributable to the Combination described above and the increase in staffing locations.

Our cost of services increased from $306,799 for the three months ended March 31, 2004 to $2,172,689 for the three months ended March 31, 2005. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue our cost of services decreased from 91.8% to 81.1%, which is attributable to an increase in higher margin staffing opportunities in new markets.

For the three months ended March 31, 2005 and 2004 the major categories of expenses, as a percent of revenue were as follows:

                                         2005         2004
                                         ----         ----
Legal & professional                       2%           1%
Advertising & promotion                    1%           1%
Salaries & benefits                       12%          29%
Taxes & licenses                           0%           0%
Rent & leases                              2%           2%
Travel & entertainment                     0%           0%
Administrative expenses                    7%           5%

Legal & professional expense increased from $3,000 in 2004 to $41,836 in 2005 or a $38,836 increase, reflecting an increase in accounting and legal costs associated with audits and the acquisition of new locations.

Advertising and promotion expense increased from $2,121 in 2004 to $24,814 in 2005, reflecting an increased level of outside advertising and promotion. This increase is attributable to the additional locations. Advertising and promotion expense was relatively unchanged, as a percent of total sales.

Salaries and benefits increased from $96,029 in 2004 to $329,065 in 2005, or a 243% increase, reflecting an increase in administrative and management compensation required to operate the increased number of locations.

Taxes & licenses decreased slightly from $284 in 2004 to $107 in 2005.

Rent & leases expense increased from $5,715 in 2004 to $50,599 in 2005, reflecting an increase in the total locations being operated as a result of the recent acquisitions.

Travel & entertainment increased from $726 in 2004 to $6,500 in 2005, reflecting the increased effort by our staff to market our services on a national basis.

Administrative expenses increased from $16,185 in 2004 to $179,223 in 2005. This increase reflects increased expenses associated with operating multiple staffing locations. These changes include increased cost of various administrative expenses, which include, but are not limited to printing, postage, shipping, computer support, and other various public company expenses.

Interest expense increased from $0 in 2004 to $30,526 in 2005. The change was due to additional borrowing on the credit line and other notes payable associated with our recent acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying financial statements, the Company has a working capital deficiency and a stockholder's equity of $2,412,706 and $45,802, respectively, as of March 31, 2005. In addition, the Company has incurred substantial losses and has been dependent upon the financial support of stockholders, management and other related parties.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2005

For the three months ended March 31, 2005 we incurred a net loss of $156,909. Of this loss, $39,958 was for depreciation and did not represent the use of cash. Changes in accounts receivable, prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used by operations to $66,049.

Our average monthly revenue for the first quarter of 2004 was $111,423, and has increased to a monthly average of $892,816 for the first quarter of 2005. Although we have seen our average monthly revenues and business activity increase, we expect to continue to incur losses for the foreseeable future.

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

                                        RESOLVE STAFFING, INC.

Dated:  December 9, 2005                /s/ Ronald Heineman
                                        ----------------------------------------
                                        By: Ronald Heineman
                                        Chief Executive Officer (principal
                                        executive officer, director)