Form 10QSB/A
period 2005-06-30
RESOLVE STAFFING INC
filed 2005-12-09
CIK 1106207

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

                             RESOLVE STAFFING, INC.
           FORM 10-QSB/A FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                      INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Consolidated balance sheets as of June 30, 2005 and
        December 31, 2004                                                      3

        Consolidated statements of operations for the three and six months
        ended June 30, 2005 and 2004                                           4

        Consolidated statements of cash flows for the six months
        ended June 30, 2005 and 2004                                           5

        Notes to consolidated financial statements                             7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                  16

ITEM 3. CONTROLS AND PROCEDURES                                               19

PART II OTHER INFORMATION

ITEM 4. CHANGES IN SECURITIES                                                 20

ITEM 5. OTHER INFORMATION                                                     20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      20

                             RESOLVE STAFFING, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2005 AND DECEMBER 31, 2004

ASSETS                                                                                                       2005           2004
                                                                                                         -----------    -----------
Current Assets
    Cash and cash equivalents                                                                            $   131,285    $    75,356
    Accounts receivable, net of allowance for bad
         debts of $21,494 for 2005 and $7,890 for 2004                                                     2,113,064      1,039,187
    Prepaid and other assets                                                                                 559,517        482,308
                                                                                                         -----------    -----------
        Total current assets                                                                               2,803,866      1,596,851

Property and Equipment
    Property and equipment                                                                                   501,524        312,297
    Less: Accumulated depreciation                                                                           212,979        162,342
                                                                                                         -----------    -----------
        Net property and equipment                                                                           288,545        149,955

Other Assets
Goodwill                                                                                                   3,098,149        640,000
Non Compete                                                                                                  191,909             --
                                                                                                         -----------    -----------
Total other assets                                                                                         3,290,058        640,000
                                                                                                         -----------    -----------

Total Assets                                                                                             $ 6,382,469    $ 2,386,806
                                                                                                         ===========    ===========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Bank overdraft                                                                                       $        --    $    37,871
    Accounts payable                                                                                         709,884        300,242
    Accrued salaries and payroll taxes                                                                       333,651        132,772
    Line of credit                                                                                         2,110,071        400,000
    Notes payable                                                                                            408,454        125,621
    Notes payable - related party                                                                          2,514,828        924,033
                                                                                                         -----------    -----------
        Total current liabilities                                                                          6,076,888      1,920,539
                                                                                                         -----------    -----------

Long Term Liabilities
    Notes payable                                                                                            435,644        393,556
                                                                                                         -----------    -----------
        Total long term liabilities                                                                          435,644        393,556
                                                                                                         -----------    -----------

Stockholders' (Deficit) Equity
     Common stock, $.0001 par value, 50,000,000 shares
       authorized, issued and outstanding: June 30, 2005 - 14,639,101 shares; December 31,
       2004 - 13,000,000 shares                                                                                1,464          1,300
    Paid-in capital                                                                                        1,129,534        989,698
    Accumulated deficit                                                                                   (1,261,061)      (918,287)
                                                                                                         -----------    -----------
             Total stockholders' (deficit) equity                                                           (130,063)        72,711
                                                                                                         -----------    -----------

     Total Liabilities and Stockholders'
     (Deficit) Equity                                                                                    $ 6,382,469    $ 2,386,806
                                                                                                         ===========    ===========

              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                           Three Months Ended                Six Months Ended
                                                                                 June 30,                        June 30,
                                                                            2005            2004            2005           2004
                                                                       ------------    ------------    ------------    ------------
Service Revenues                                                       $  5,421,811    $    678,507    $  8,100,261    $  1,012,777


Cost of Services                                                          4,337,104         590,052       6,509,793         896,851
                                                                       ------------    ------------    ------------    ------------


Gross Margin                                                              1,084,707          88,455       1,590,468         115,926

Operating Expenses
    Legal & professional fees                                                55,615           3,718          97,451           6,718
    Advertising/Promotion                                                    44,630           2,342          69,444           4,463
    Salaries and benefits                                                   624,396          54,212         953,461         150,241
    Taxes and Licenses                                                          110           1,397             217           1,682
    Rent & leases                                                            70,272           6,036         120,871          11,751
     Travel & entertainment                                                  13,684             241          20,184             966
     Administrative expenses                                                389,134          25,497         568,357          41,682
                                                                       ------------    ------------    ------------    ------------
                                                                          1,197,841          93,443       1,829,985         217,503
Total operating expenses
                                                                       ------------    ------------    ------------    ------------

 Loss From Operations                                                      (113,134)         (4,988)       (239,517)       (101,577)

Other Expenses
      Interest expense                                                      (72,731)             --        (103,257)             --
                                                                       ------------    ------------    ------------    ------------
          Net other expenses                                                (72,731)             --        (103,257)             --
                                                                       ------------    ------------    ------------    ------------

Net Loss                                                               $   (185,865)   $     (4,988)   $   (342,774)   $   (101,577)
                                                                       ============    ============    ============    ============

Loss Per Share
     Basic and diluted                                                 $       (.01)   $       (.00)   $       (.02)   $       (.01)
                                                                       ============    ============    ============    ============

Weighted Average Number of Shares Outstanding used to Calculate
Loss Per Share
     Basic and diluted                                                   14,578,661      13,000,000      14,244,368      13,000,000
                                                                       ============    ============    ============    ============

              See accompanying notes to these financial statements.

                             RESOLVE STAFFING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                                                        2005                2004
                                                                                                    -----------         -----------
Cash Flows From Operating Activities
     Net loss                                                                                       $  (342,774)        $  (101,577)
     Adjustments to reconcile net loss to cash used in operating activities:
          Depreciation and amortization                                                                  50,639                  --
          Common stock issued for services                                                               10,000                  --
          Change in allowance for doubtful accounts                                                       5,340                  --
          Amortization of intangibles                                                                     2,091                  --
     Decrease (increase) in current assets:
         Accounts receivable                                                                           (913,510)           (104,143)
         Prepaid and other assets                                                                         7,941             (39,129)
     Increase (decrease) in current liabilities:
          Accounts payable                                                                              281,879               6,524
          Accrued salaries and payroll taxes                                                            200,881             (59,672)
                                                                                                    -----------         -----------
               Total adjustments                                                                       (354,739)           (196,420)

     Net cash used in operating activities                                                             (697,513)           (297,997)
                                                                                                    -----------         -----------

Cash Flows From Investing Activities
    Purchase of property and equipment                                                                 (118,706)                 --
    Acquisition of net assets of subsidiaries, net of cash                                             (346,000)                 --
                                                                                                    -----------         -----------
    Net cash used in investing activities                                                              (464,706)                 --
                                                                                                    -----------         -----------

Cash Flows From Financing Activities
     Repayment of bank overdraft                                                                        (37,871)             (8,416)
     Proceeds from line of credit                                                                     1,710,071                  --
     Payments from notes payable                                                                        (53,179)                 --
     Borrowings from (repayments to) stockholders                                                      (400,873)            306,413
                                                                                                    -----------         -----------
     Net cash provided by financing activities                                                        1,218,148             297,997
                                                                                                    -----------         -----------

Net Increase in Cash and Cash Equivalents                                                                55,929                  --

Cash and Cash Equivalents, Beginning of the Period                                                       75,356                  --
                                                                                                    -----------         -----------

Cash and Cash Equivalents, End of the Period                                                        $   131,285         $        --
                                                                                                    ===========         -----------

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
                                                               -----------
                                                               $ 1,630,000
                                                               ===========

Acquisition of Entities from Unrelated Parties

On various dates during the six months ended June 30, 2005, Resolve Staffing, Inc., entered into purchase agreements ("Agreements"), to acquire all of the assets and/or ownership of various separate privately-held entities owned and operated by unrelated parties located in Erie, Pennsylvania, Buffalo, New York, upstate New York, and Southern California. Pursuant to the acquisition agreements, Resolve acquired a total of 10 temporary employee staffing locations from the newly acquired entities.

Resolve issued notes payable in the amount of $289,000 in exchange for the assets and liabilities of the above staffing entities as described below. The following table summarizes the estimated fair value, of the assets acquired and liabilities assumed, on the date of acquisition of each entity:

     Accounts receivable                                         $ 135,252
     Property and equipment                                          2,139
     Other assets                                                  144,000
     Goodwill                                                      225,426
     Non-compete agreements
     Accounts payable and accrued expenses                         (56,292)
     Notes payable                                                (161,525)
                                                                 ---------
                                                                 $ 289,000
                                                                 =========

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
                                                               -----------
                                                               $ 1,630,000
                                                               ===========

Acquisition of Entities from Unrelated Parties

On various dates during the six months ended June 30, 2005, Resolve Staffing, Inc., entered into purchase agreements ("Agreements"), to acquire all of the assets and/or ownership of 4 separate privately-held entities owned and operated by unrelated parties, SupportStaff Employment Services, Pride Staffing, Taylor Personnel Services Inc., and The Arnold Group, located in Sebring, Florida, Erie, Pennsylvania, Buffalo, New York, and Southern California, respectively. Pursuant to the acquisition agreements, Resolve acquired a total of 4 temporary employee staffing locations from the three newly acquired entities.

Resolve paid cash and issued notes payable in the amount of $635,000 in exchange for the assets and liabilities of the 4 staffing entities as described below. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed, on the date of acquisition:

     Accounts receivable                                         $ 135,252
     Other assets                                                   36,667
     Property and equipment                                         55,244
     Goodwill                                                      431,654
     Non-compete agreements                                        194,000
     Accounts payable                                              (56,292)
     Notes payable                                                (161,525)
                                                                 ---------
                                                                 $ 635,000
                                                                 =========

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

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION
(CONTINUED)

In conjunction with the acquisitions in 2005, $2,460,000 has been assigned to goodwill. Approximately $480,000 of the goodwill is expected to be deductible for tax purposes.

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

Principles of Consolidation

The consolidated financial statements at June 30, 2005 include the accounts of the Company and its subsidiaries: ELS Personnel Services, LLC, Five Star Staffing, Inc., Five Star Staffing (NY), Inc., American Staffing Resources, Ltd, and Taylor Personnel Services. All significant inter-company accounts and transactions have been eliminated in preparing the accompanying financial statements.

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

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE B - LIQUIDITY AND MANAGEMENT'S PLANS

As reflected in the accompanying financial statements, the Company has a working capital deficiency and a stockholder's deficit of $3,273,024 and $130,063, respectively, as of June 30, 2005. In addition, the Company has incurred substantial losses and has been dependent upon the financial support of stockholders, management and other related parties.

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

NOTE C - NOTES PAYABLE

Note Payable

During May and June 2002, Resolve Staffing, Inc. obtained loans from an unrelated individual for a total of $40,000. The underlying notes payable bear interest at 12% per annum payable quarterly in arrears and are secured by the accounts receivable of the Company. The maturities were extended to July 3, 2004, and have subsequently been extended to be due on demand.

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

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE D - NOTES PAYABLE - RELATED PARTY

Notes payable-related party represents aggregate borrowings totaling $91,500 to William Brown, a director and shareholder of Resolve Staffing, Inc. The underlying note bears interest at 5% and is due on March 31, 2004. Resolve has a verbal agreement to extend the maturity on a month to month basis.

On December 8, 2003, Resolve Staffing, Inc. entered into a non-interest bearing short-term credit agreement with ELS, Inc that provides for borrowings of up to $200,000. ELS, Inc. is a company owned by Ronald Heineman, the Company's Chief Executive Officer. The underlying promissory note is secured by 400,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. As of June 30, 2005, there was $923,328 outstanding under this agreement. Balances due under the credit agreement were originally due May 8, 2004. On June 1, 2005, the agreement was amended to extend the line to a maximum of $1,000,000. The line of credit bears interest at prime plus one percent (currently 7.0%) and is payable upon demand.

On February 7, 2005 Resolve entered into a loan agreement with ELS, Inc. a company owned by Resolve's Chief Executive Officer, Ron Heineman, for the principal sum of $1,500,000 for the purchase of ELS Personnel Services. The note bears interest at prime plus one percent (currently 7.0%) and is payable upon demand.

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

NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2005 and 2004 amounted to $103,257 and $0 respectively.

NOTE G - NET LOSS PER SHARE

Net loss per share is computed based upon the weighted outstanding shares of the Company's common stock for each period presented. The weighted average number of shares excludes 851,320 common stock equivalents, representing principally warrants and stock options, since the effect of including them would be anti-dilutive.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE H - SUBSEQUENT EVENTS

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

Presented below is the unaudited pro forma statement of operations for the six months ended June 30, 2005 as if the acquisition of Resolve from related parties (Note A) had been acquired January 1, 2005.

                             RESOLVE STAFFING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

                                                                                 Pro-forma adjustments for
                                                                         ------------------------------------------
                                                   Actual six
                                                  months ended              Resolve                                     Adjusted
                                                  June 30, 2005          Staffing, Inc.                               June 30, 2005
                                                  -------------          --------------      ----------   ---------   -------------
     Service Revenues                             $ 8,100,261             $    45,069                                   $ 8,145,330

     Cost of Services                               6,509,793                    --                                       6,509,793
                                                  -----------             -----------                                   -----------

     Gross Margin                                   1,590,468                  45,069                                     1,635,537
                                                  -----------             -----------                                   -----------

     Operating Expenses
     Legal and professional fees                       97,451                  25,964                                       123,415
     Advertising/Promotion                             69,444                    --                                          69,444
     Salaries and benefits                            953,461                    --                                         953,461
     Taxes & licences                                     217                    --                                             217
     Rent & leases                                    120,871                   1,183                                       122,054
     Travel & entertainment                            20,184                    --                                          20,184
     Administrative expenses                          568,357                  36,520                                       604,877
                                                  -----------             -----------                                   -----------
     Total operating expenses                       1,829,985                  63,667                                     1,893,652

     Profit (Loss) From Operation                    (239,517)                (18,598)                                     (258,115)

     Other Expenses
     Interest expense                                (103,257)                   (400)                                     (103,657)
                                                  -----------             -----------                                   -----------
     Net other expenses                              (103,257)                   (400)                                     (103,657)

     Net Loss                                     $  (342,774)            $   (18,998)                                  $  (361,772)
                                                  -----------             -----------                                   -----------

Pro-forma earnings per share information for the six months ended June 30, 2005:

Basic weighted average shares outstanding:                            14,558,991

Pro forma basic net loss per common share:                                $(.02)

The Company has been unable to obtain the necessary information to present pro-forma financial information reflecting the combined operations of Resolve Staffing, Inc, and the various acquired staffing locations from unrelated parties, for the period ended June 30, 2005. This current Report on Form 10-QSB/A will be supplemented by amendment to provide the necessary comparative pro-forma information as soon as the information becomes available.

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

RESULTS OF OPERATIONS

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004.

As discussed above, the Company entered into a reverse acquisition transaction between ELS and Resolve on February 7, 2005. Prior period amounts presented on the consolidated balance sheet, statement of operations, and cash flows reflect the balances of ELS only, as ELS is deemed to be the acquirer for accounting purposes.

Our net loss increased from $4,988 for the three months ended June 30, 2004 to $185,865 for the three months ended June 30, 2005. A line-by-line discussion of our results of operations is as follows:

Revenues for the three months ended June 30, 2004 compared to 2005 increased from $678,507 to $5,421,811 or a 699% increase. This increase is attributable to the acquisition, and opening, of new locations in 2005. Resolve has grown from the ELS locations in 2004 to 22 locations as of June 30, 2005.

Our cost of services increased from $590,052 for the three months ended June 30, 2004 to $4,337,104 for the three months ended June 30, 2005. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue, our cost of services decreased from 87% to 80%, which is attributable to an increase in higher margin staffing opportunities in new markets and better control of worker's comp and insurance costs.

For the three months ended June 30, 2005 and 2004 the major categories of expenses, as a percent of revenue were as follows:

                                                          2005         2004
                                                          ----         ----
     Legal & professional                                   1%           1%
     Advertising & promotion                                1%           0%
     Salaries & benefits                                   12%           8%
     Taxes & licenses                                       0%           0%
     Rent & leases                                          1%           1%
     Travel & entertainment                                 0%           0%
     Administrative expenses                                7%           4%

Legal & professional expense increased from $3,718 in 2004 to $55,615 in 2005, reflecting an increase in accounting and legal costs associated with audits and the acquisition of new locations.

Advertising and promotion expense increased from $2,342 in 2004 to $44,630 in 2005, reflecting an increased level of outside advertising and promotion. This increase is attributable to the additional locations. Advertising and promotion expense was relatively unchanged, as a percent of total sales.

Salaries and benefits increased from $54,212 in 2004 to $624,396 in 2005, reflecting an increase in administrative and management compensation required to operate the increased number of locations. As a percent of sales, this represents an increase from 8% in 2004 to 12% in 2005.

Taxes & licenses decreased slightly from $1,397 in 2004 to $110 in 2005.

Rent & leases expense increased from $6,036 in 2004 to $70,272 in 2005, reflecting an increase in the total locations being operated as a result of the recent acquisitions. Resolve has increased from the ELS locations in 2004 to a total of 22 locations as of June 30, 2005. Rent and lease expense was relatively unchanged, as a percent of sales.

Travel & entertainment increased from $241 in 2004 to $13,684 in 2005, reflecting the increased effort by our staff to market our services on a national basis.

Administrative expenses increased from $25,497 in 2004 to $389,134 in 2005. This increase reflects increased expenses associated with operating multiple staffing locations. These changes include increased cost of various administrative expenses, which include, but are not limited to printing, postage, shipping, computer support, and other various public company expenses.

Interest expense increased from $0 in 2004 to $72,731 in 2005. The change was due to additional borrowing on the credit line and other notes payable associated with our recent acquisitions.

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004.

Our net loss increased from $101,577 for the six months ended June 30, 2004 to $342,774 for the six months ended June 30, 2005. A line-by-line discussion of our results of operations is as follows:

Revenues for the six months ended June 30, 2004 compared to 2005 increased from $1,012,777 to $8,100,261 or a 700% increase. This increase is attributable to the acquisitions, and opening, of new locations in 2005.

Our cost of services increased from $896,851 for the six months ended June 30, 2004 to $6,509,792 for the six months ended June 30, 2005. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue, our cost of services decreased from 89% to 80%.

For the six months ended June 30, 2005 and 2004, the major categories of expenses as a percent of revenue were as follows:

                                                          2005         2004
                                                          ----         ----
     Legal & professional                                   1%           1%
     Advertising & promotion                                1%           0%
     Salaries & benefits                                   12%          15%
     Taxes & licenses                                       0%           0%
     Rent & leases                                          1%           1%
     Travel & entertainment                                 0%           0%
     Administrative expenses                                7%           4%

Legal & professional expense increased from $6,718 in 2004 to $97,451 in 2005, reflecting an increase in accounting and legal costs associated with audits and the acquisitions of new locations. As a percent of Sales, legal and professional expenses remained relatively unchanged.

Advertising and promotion expense increased from $4,463 in 2004 to $69,444 in 2005, reflecting an increased level of outside advertising and promotion. This increase is attributable to the additional locations.

Salaries and benefits increased from $150,241 in 2004 to $953,461 in 2005, reflecting an increase in administrative and management compensation required to operate the increased number of locations. As a percent of sales, this represents a decrease from 15% in 2004 to 12% in 2005.

Taxes & licenses decreased slightly from $1,682 in 2004 to $217 in 2005.

Rent & leases expense increased from $11,751 in 2004 to $120,871 in 2005, reflecting an increase in the total locations being operated as a result of the recent acquisitions. Resolve has increased from the ELS locations in 2004 to a total of 22 locations in 2005. Rent and lease expense was relatively unchanged, as a percent of sales.

Travel & entertainment increased from $966 in 2004 to $20,184 in 2005, reflecting the increased effort by our staff to market our services on a national basis.

Administrative expenses increased from $41,682 in 2004 to $568,357 in 2005. This increase reflects increased expenses associated with operating multiple staffing locations. These changes include increased cost of various administrative expenses, which include, but are not limited to printing, postage, shipping, computer support, and other various public company expenses.

Interest expense increased from $0 in 2004 to $103,257 in 2005. The change was due to additional borrowing on the credit line and other notes payable associated with our recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying financial statements, the Company has a working capital deficiency and a stockholder's deficit of $3,273,022 and $130,063, respectively, as of June 30, 2005. In addition, the Company has incurred substantial losses and has been dependent upon the financial support of stockholders, management and other related parties.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2005

For the six months ended June 30, 2005 we incurred a net loss of $342,774. Of this loss, $52,730 was for depreciation and amortization and did not represent the use of cash. Changes in accounts receivable, prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used by operations to $697,513.

Our average monthly revenue for the first six months of 2004 was $168,796, and has increased to a monthly average of $1,350,043 for the first six months of 2005 and an average of $1,807,270 for the second quarter of 2005. Although we have seen our average monthly revenues and business activity increase, we expect to continue to incur losses for the foreseeable future.

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