Form 10-K
period 2005-12-31
RESOLVE STAFFING INC
filed 2006-04-18
CIK 1106207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2005.

000-29485
Commission File Number

RESOLVE STAFFING, INC.
(Name of small business issuer in its charter)

Nevada	33-085-0639
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3235 Omni Drive
Cincinnati, OH 45245
(800) 894-4250
(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

The registrant's revenues for the year ended December 31, 2005 were $31,138,212.

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant, computed by reference to the closing sale price of such common equity as quoted on the Over the Counter Electronic Bulletin Board of $1.44 per share as of December 31, 2005 was $1,748,278.

As of March 20, 2006, the registrant had 15,219,101 shares of common stock, par value $0.0001 per share, outstanding.

Resolve Staffing, Inc.
2005 Annual Report on Form 10-KSB

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

The following information includes statements that are forward looking in nature. The accuracy of such statements depends on a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under “Business - Factors Influencing Future Results and Accuracy of Forward-Looking Statements” included in PART I of this report and Management’s Discussion and Analysis of Financial Conditions and Results of Operations. When used in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, and actual results could differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-KSB.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Business Overview

Resolve Staffing, Inc., (“Resolve” or the “Company”) was organized under the laws of the State of Nevada on April 9, 1998. Integra Staffing, Inc., (“Integra”) is a wholly owned subsidiary that was organized under the laws of the State of Florida on August 16, 1999 (collectively referred to as “Resolve”) and acquired in 2001. The Company is a national provider of outsourced human resource services with approximately 52 offices reaching from California to New York. The Company provides a full range of supplemental staffing and outsourced solutions, including solutions for temporary, temporary-to-hire, or direct hire staffing in the clerical, office administration, customer service, professional and light industrial categories.

On February 7, 2005, Resolve Staffing, Inc., entered into an equity purchase agreement (“Agreement”), to purchase ELS Personnel Services (“ELS”) (the “Combination”) from Employee Leasing Services, Inc., (“ELS Inc.”), a privately-held company located in Cincinnati, Ohio. The Company’s Chief Executive Officer and director, Ronald Heineman, is a principal shareholder, officer and director of ELS. Pursuant to the equity purchase agreement, Resolve acquired the ownership interest in the group of companies which comprised ELS Personnel Services, (ELS Personnel Services, LLC, Five Star Staffing, Inc., Five Star Staffing (NY), Inc., and American Staffing Resources, Ltd.) comprising a total of 10 temporary employee staffing locations. See Basis of Presentation section in the notes to the financial statements for discussion of accounting treatment of the acquisition of ELS.

Employee Leasing Services, Inc., operated 3 locations and acquired the 7 temporary employee staffing locations throughout fiscal 2004. ELS Inc. acquired Five Star Staffing, Inc. which consisted of 3 locations, in August 2004, Five Star Staffing (NY), Inc., which consisted of 3 locations, in November 2004 and American Staffing Resources, Ltd which consisted of 1 location , in November 2004. Prior to ELS Inc.’s acquisition of these entities, these entities were owned and operated by unrelated third parties in various locations throughout Florida, New York and Ohio.

In connection with the Combination on February 7, 2005, ELS was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. The acquisition of the ELS entities was treated as a reverse acquisition for financial accounting purposes and therefore the accompanying comparative financial information is that of ELS rather than the historical financial statements of Resolve Staffing, Inc. In conjunction with this transaction, the group of companies known as ELS Personnel Services, which were legally acquired by Resolve Staffing, Inc., changed its name to Resolve Staffing, Inc.

On various dates during 2005, Resolve Staffing, Inc., entered into purchase agreements (“Agreements”), to acquire all of the assets and/or ownership of various separate privately-held entities owned and operated by unrelated parties located throughout the United States. Pursuant to the acquisition agreements, Resolve acquired a total of 31 temporary employee staffing locations from the newly acquired entities. These include:

•	On January 24, 2005, Resolve acquired certain assets from Solaris Staffing, Inc. These assets included the operations of certain temporary staffing offices located in upstate New York.

•	On February 20, 2005, Resolve acquired SupportStaff Employment Services, a full-service staffing firm located in Sebring, FL.

•	On May 9, 2005, Resolve acquired certain assets from Pride Staffing, Inc. These assets include a temporary staffing office located in Erie, PA.

On June 13, 2005 Resolved acquired The Arnold Group, a Southern California staffing firm.

•	On June 20, 2005 Resolve acquired Taylor Personnel Services, Inc., a Buffalo, New York staffing firm.

•	On August 22, 2005 Resolve acquired Truckers Plus, Inc., a thirteen location truck driver staffing firm headquartered in Memphis, Tennessee.

•	On September 14, 2005 Resolve acquired QRD International Inc. d/b/a Delta Staffing, a Southern California staffing firm.

•	On September 30, 2005 Resolve acquired Midwest Staffing Inc., a medical staffing firm located in Oklahoma City, Oklahoma.

•	On October 21, 2005 Resolve acquired Star Personnel Services of Kentucky, LLC, a Northern KY staffing firm.

•	On October 31, 2005 Resolve acquired Project Solvers Inc., a temporary and permanent placement firm specific to the fashion, apparel, and design industries, with a New York office.

•	On November 10, 2005 Resolve acquired ProCare Medical Staffing, LLC, a medical staffing firm with an Illinois office.

•	On November 28, 2005 Resolve acquired Big Sky Travel Nurses, Inc., a medical staffing firm, with a Montana office.

•	On December 11, 2005 Resolve acquired Assisted Staffing, Inc., a medical staffing firm with an Arizona office location.

•	On December 26, 2005 Resolve acquired Pagnard Enterprises, Inc., a temporary staffing firm with an Ohio office.

•	On December 27, 2005 Resolve acquired Drivers Plus, Inc., a truck driver staffing firm with an office in Missouri.

•	On December 30, 2005 Resolve acquired Staffpro, Inc., a temporary staffing firm with one office in Kentucky and one office in Ohio.

Because the owners of ELS held approximately 90% of the Company’s outstanding common stock after the Combination, as well as the Company’s analysis of the other criteria used for determining which entity is the accounting acquirer under SFAS No. 141, ELS is deemed to be the acquiring company for accounting purposes and the Combination has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. The audited financial statements of Resolve for each of the two years ended December 31, 2003 and 2004 are included in the Resolve Staffing, Inc. Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2005. The audited financial statements of ELS for the two years ended December 31, 2003 and 2004 or such time as the entity was under the control of ELS, Inc. through December 31, 2004 have been included in the Resolve Staffing amended report on Form 8-K pertaining to this acquisition which was filed in December, 2005. In accordance with the accounting treatment described above, the historical financial statements prior to the Combination reflect those of ELS. In conjunction with this transaction, the group of companies known as ELS Personnel Services, which were legally acquired by Resolve Staffing, Inc., changed its name to Resolve Staffing, Inc. The financial information for 2004 includes the combined balances and combined results of operations of the individual entities which comprise ELS. The combined results of operations for the acquired entities include the activities of each entity from the date of acquisition to December 31, 2004.

We plan to continue to grow our business through the acquisition of private companies in the staffing industry that would provide types of staffing and/or related services with which we are familiar. We may seek private staffing companies for acquisitions or strategic alliances both in and out of our current markets. We believe that by acquiring existing staffing companies it will enable us to:

•	recruit well-trained, high-quality professionals;
•	expand our service offerings;
•	gain additional industry expertise;
•	broaden our client base; and
•	expand our geographic presence.

On February 22, 2006, Resolve Staffing announced that it has reached an agreement in principle to merge with Employee Leasing Services, Inc. (ELS Inc.), and certain related affiliates. Headquartered in Cincinnati, Ohio. ELS Inc. (www.elshr.com), a professional employer organization (PEO), manages a payroll of over 10,000 worksite employees in over 40 states and has operation and service centers throughout the country. ELS Inc.’s 2005 gross (non-GAAP) revenues were over $200 million, which equates to approximately $39 million in net (GAAP) revenues and $3.5 million in Pretax Profit. Under the terms of the agreement, Resolve will acquire all outstanding shares of ELS Inc. for approximately $3 million in cash, a $7 million note and 1.4 million shares of Resolve common stock. Closing of the transaction is subject to certain customary closing conditions and is expected to occur in the second quarter of 2006. Management believes that this transaction will be accounted for as a reverse acquisition if the transaction is completed under the current terms.

We do not currently have any other agreements to acquire any company. While we may prefer to structure potential acquisitions in the form of a stock for stock exchange, we may acquire private companies for a combination of cash and stock. We currently do not have the cash reserves to effect an acquisition, although we would consider entering into some type of financing arrangement to secure the cash needed to effect an acquisition. Since we currently do not have any signed acquisition or financing agreements, the terms of any such acquisition or financing would be speculative. There can be no assurance that required financing will be available on acceptable terms. The principal factors that would effect whether a transaction is solely for stock or a combination of stock and cash are the tax and financial objectives of the prospective sellers. Three major factors in being able to acquire private companies are (1) workers compensation insurance coverage, (2) financing, and (3) an exit strategy for owners of these private companies. We have secured our workers compensation insurance with a major carrier with an excellent modification rate, and are poised to add additional staffing employees cost effectively. Although, except as described above, we have not actively attempted to attract or negotiate with acquisition candidates, we will attempt to secure temporary and permanent financing for the initial cash requirement of a limited number of acquisitions. Management further believes that negotiations with prospective target companies would be most effective once the Company's stock has a public market, of which there is no assurance. Management believes that private companies may be acquired using future payout and not require significant current cash outlay. Any such acquisition may require the issuance of large number of shares of common or preferred stock, which would have a dilutive effect on current shareholders. We do not anticipate that an acquisition of other staffing companies, if any, would result in a change in our control. However, since we cannot predict what the terms of any future acquisition, if any, there could exist a situation in which an acquisition might effect a change of control of our Company. If a change of control should occur, our current management may not be able to implement our current business plan, which could result in a new business plan by the new owners, which business plan may differ or completely deviate from our business plan. Upon a change of control, no assurances can be made of the future direction of our Company. The Company has no intention of becoming a “blank check” company, as defined in Rule 419 of the 1933 Securities Act.

General

The Company is engaged in providing human resource services (which include recruiting, training, and placement of temporary personnel) focusing on the professional, clerical, administrative and light industrial staffing market. As of March 20, 2006 we had approximately 3,000 employees, of whom approximately 2,700 were flexible staffing personnel and 300 were employed in sales, administrative and management capacities. We have approximately 1,000 clients.

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

Company Services

Resolve Staffing focuses on meeting our clients' flexible staffing needs, targeting opportunities in a fragmented; growing market that we believe has been under-served by large, full-service staffing companies. Significant benefits to clients include providing the ability to outsource the recruiting and many logistical aspects of their staffing needs, as well as converting the fixed cost of employees to the variable cost of outsourced services. A summary of our Payroll Administration Services and Aggregation of Statutory and Non-Statutory Employee Benefits Services are as follows:

- PAYROLL ADMINISTRATION SERVICES: We assume responsibility for our employees for payroll and attendant record-keeping, payroll tax deposits, payroll tax reporting, and all federal, state, payroll tax reports (including 941s, 940s, W-2s, W-3s, W-4s and W-5s), state unemployment taxes, employee file maintenance, unemployment claims and monitoring and responding to changing regulatory requirements.

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

We are the employer of record with respect to flexible staffing services and assume responsibility for most employment regulations, including compliance with workers' compensation and state unemployment laws. As part of our basic services in the flexible staffing market, we conduct a human resources needs analysis for clients and client employees. Such analysis includes reviewing work schedules and productivity data, in addition to recruiting, interviewing, and qualifying candidates for available positions. Based on the results of that review, we recommend basic and additional services that the client should implement.

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

The focus of our temporary staffing service is to provide short and long term employees as well as temp to hire employees to financially secured employers. The average employee will work a 40 hour work week for a client and will work for an average of 2 employers per month. It is estimated an employee will work an average of 14 days per month. Our service specializes in a variety of staffing fields including medical, truck driver, clerical, and light industrial staffing with the largest percentage in the clerical and light industrial fields. Each applicant is thoroughly interviewed tested and screened to meet the requirements of our customers. For long term and temp to hire positions a large percentage of our customers will interview our candidates and then select the one they believe to be best suited for the position.

Sales and Marketing

We market our flexible staffing services through a combination of direct sales, telemarketing, trade shows and advertising. We have ten full time salespersons.

Clients

Our clients represent a cross-section of the industrial sector, of which no client currently represents more than 5% of our total revenues. We attempt to maintain diversity within our client base in order to decrease our exposure to downturns or volatility in any particular industry, but we cannot assure you that we will be able to maintain such diversity or decrease our exposure to such volatility. All prospective clients fill out a questionnaire to help us evaluate workers' compensation risk, creditworthiness, unemployment history, and operating stability. Generally, flexible industrial staffing clients do not sign long-term contracts. We are not dependent on any one customer in any of the markets we serve.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Resolve’s headquarters are located at 3235 Omni Drive, Cincinnati, Ohio 45245. In addition to our corporate headquarters, Resolve leases facilities at approximately 52 locations throughout the United States. Our offices are adequate for our present level of operations. In the future we will need additional facilities in which to centralize our accounting, training, human resource, risk management and executive work activities. We anticipate that we will require larger scale data processing and network communication capabilities, which will be needed in order to facilitate the assimilation of acquired companies into our methods of operating and accounting standards, and to provide customers state-of-the-art service and support.

ITEM 3. LEGAL PROCEEDINGS.

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to currently pending or threatened actions is not expected to materially affect the financial position or results of operations of the Company. Litigation is subject to inherent uncertainties and an adverse result may arise that may harm our business

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no submissions of matters to a vote of shareholders in 2005.

On August 20, 2004, the Board of Directors, with a written consent of shareholders, approved a one for five reverse split of the Company's common stock. An Information Statement was mailed on or about November 30, 2004 to the holders of record at the close of business on November 25, 2004, of the common stock, $.0001 par value per share (the "Common Stock") of Resolve Staffing, Inc. (the "Registrant"), in connection with action by written consent to authorize and approve the filing of an amendment to the Registrant’s Articles of Incorporation for the purpose of effecting:(i) a reverse stock split of the outstanding shares of the Registrant’s Common Stock on a one-for-five basis, with no fractional shares to issue for any uneven or odd number of shares. The Reverse Split shall be accomplished by using rounding up principals rather than issuing any fractional shares of common stock or cash in lieu of fractional shares; (ii) maintaining the par value of the Registrant’s Common Stock at $.0001; and (iii) maintaining the current number of shares of Common Stock the Registrant is authorized to issue at 50,000,000. Members of the Board of Directors and three shareholders owned or had voting authority representing approximately 73% of the total outstanding votes of all issued and outstanding shares of Common Stock of the Company and such votes were sufficient to approve the action on the record date of November 25, 2004. The reverse split took place on December 28, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common Equity

Our stock is currently quoted on the OTCBB. Our symbol is RSFF.

As of March 20, 2006, management believes there to be approximately 82 holders of record of our common stock. To date, we have not paid any dividends on our common stock. We do not currently intend to pay dividends in the future. We are prohibited from declaring or paying dividends while certain debentures or warrants are outstanding.

Recent Sale of Unregistered Securities

On June 1, 2004, Resolve issued 72,000 shares of common stock to Ronald Heinemen the Company’s Chief Executive Officer as part of an extension of his employment contract listed previously.

On June 30, 2004, Resolve issued 200 shares of common stock to Barbara Green pursuant to the extension of a note payable.

On February 7, 2005, Resolve issued a total of 13,000,000 shares of common stock as part of the payment for the acquisition of ELS, Inc..

On May 25, 2005, Resolve Staffing, Inc. issued 100,000 shares to certain consultants as part of their compensation.

On August 18, 2005, Resolve issued 50,000 shares to a certain vendor as part of his compensation and 100,000 shares as per an employment agreement with certain shareholders and employees of Truckers Plus.

On November 22, 2005, Resolve issued 430,000 shares to various consultants as part of their compensation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The financial information set forth in the following discussion should be read in conjunction with the Company's audited financial statements and notes included herein under Item 6 of Part II. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking information based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.

As discussed above the 2004 amounts represent the combined operations of ELS.

Results of Operations

COMPARISON OF CONSOLIDATED OPERATIONS FOR YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004.

Service revenues for the year ended December 31, 2004 compared to 2005 increased from $4,284,006 to $31,138,212, a 627% increase, reflecting an increase in business recovery and our aggressive acquisition and marketing efforts. This growth is also attributable to both growth through acquisition and growth with our existing clients as well as expanding our customer base.

Cost of services increased from $3,567,164 in 2004 to $25,356,038, in 2005, an increase of 611% from the prior year. This increase is attributable to our aggressive sales growth and acquisitions. Our gross margin increased, as a percent of sales, from approximately 17% to approximately 19%. We expect our gross profit margins to increase, as a percent of sales, in the future as we continue to grow our business in higher margin areas such as the truck driver and medical staffing market niches.

Selling, General and Administrative expenses (“SG&A”) have increased from $759,586 in 2004 to $6,004,356 in 2005. This increase is attributable to our aggressive growth through acquisitions. Resolve has grown into a national provider of staffing services with approximately 52 offices. This increase in SG&A expenses includes marketing, salaries, rents, and various other expenses associated with these locations. These costs have increased from approximately 18% to 19% as a percent of Sales. This increase is attributable to the continued development of our infrastructure to support our growth and as a result of non cash related Amortization of Non Compete Agreements and depreciation.

Interest expense increased from $13,160 in 2004 to $266,140 in 2005. The increase is attributable to increase debt obligations related to our aggressive acquisition strategy. A majority of our debt is through affiliated parties, including Ron Heineman and ELS, Inc. This is discussed in detail in the footnotes to our financial statements.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $488,322 for the year ended December 31, 2005 as a result of the matters discussed above. This represents a $432,418 increase in operating loss from 2004. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying financial statements, the Company has a net working capital balance of $2,345,556 and a stockholder’s deficit of $210,220, as of December 31, 2005. Prior to the third quarter of 2005, the Company had incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

For the year ended December 31, 2005 we incurred a net loss of $488,322. Of this loss, $314,525 did not represent the use of cash. Non-cash expenditures consisted of depreciation of $71,586, stock issuances for services provided to the Company of $58,000, increase in allowance for doubtful accounts of $78,022, and amortization of non compete agreements of $106,917. Changes in accounts receivable, prepaid and other expenses, and bank overdraft, along with decreases in accounts payable, payroll, salary, and other accruals brought the total cash used by operations to $3,691,110. Additionally we used $172,517 to purchase computer equipment, software and office equipment during this period.

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

The Company expects its operating expenses to increase significantly in the near future as the Company attempts to build its brand and expand itsr customer base. The Company hopes our expenses will be funded from operations and short-term loans from officers, shareholders or others; however, the Company’s operations may not provide such funds and the Company may not be able to obtain short-term loans from officers, shareholders or others. The Company’s officers and shareholders are under no obligation to provide additional loans to the Company.

Off Balance Sheet Arrangements

Depending on certain goals and performances being met, Resolve has the following off balance sheet arrangements which are the result of the various acquisitions described previously.

•	The Arnold Group - Based on sales targets, the prior owners may receive contingent performance payments not to exceed $125,000 through May 31, 2007.

•	Taylor Personnel Services, Inc. - Based on sales targets, the prior owners may receive contingent performance payments not to exceed $80,000 through May 31, 2007.

•
QRD International, Inc. dba Delta Staffing - Based on gross profit targets, the prior owners may receive contingent performance payments of up to approximately $150,000 through September 11, 2006, and $75,000 through September 11, 2007.

•
Midwest Staffing, Inc. - Based on pre-tax profit targets, the prior owners may receive contingent performance payments not to exceed $75,000 through September 27, 2006 and approximately $75,000 through September 27, 2007.

•	Star Personnel Services of Kentucky, LLC. - Based on sales targets, the prior owners may receive contingent performance payments not to exceed $50,000 through December 31, 2006.

•	Project Solvers, Inc. - Based on pre-tax profit targets, the prior owners may receive contingent performance payments not to exceed $200,000 through October 25, 2008.

•	Pro Care Medical Staffing, LLC. - Based on pre-tax targets the prior owners may receive contingent performance payments not to exceed $ 650,000 in total through November 9, 2007.

•
Big Sky Travel Nurses, Inc. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $15,000 through November 27, 2006 and $15,000 through November 27, 2007.

•	Assisted Staffing, Inc. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $25,000 through December 10, 2007.

•	Pagnard Enterprises Inc. - Based on sales targets, the prior owners may receive contingent performance payments of up to approximately $150,000 through February 15, 2008.

•
Driver’s Plus, Inc. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $10,000 through December 26, 2006, and $10,000 through December 26, 2007.

•	StaffPro, LLC. - Based on sales targets, the prior owners may receive contingent performance payments of approximately $25,000 through December 29, 2006.

The following off balance sheet arrangements are based on transactions completed after December 31, 2005.

•	R & R Staffing Services, Inc. - Based on gross profit targets, the prior owners may receive contingent performance payments of up to approximately $350,000 through January 5, 2007.

•	Ready Nurse, LLC. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $10,000 through March 5, 2008.

RISK FACTORS

INVESTORS MAY LOSE THEIR INVESTMENT IN OUR COMMON STOCK IF, BECAUSE WE HAVE A LIMITED OPERATING HISTORY, PROSPECTIVE INVESTORS HAVE A LIMITED HISTORICAL BASIS TO JUDGE WHETHER OUR BUSINESS CAN BE SUCCESSFUL

We were incorporated in April 1998, and have been engaged in the staffing business since August 1999. We have a limited operating history upon which an investor may evaluate our business and prospects. Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in rapidly evolving markets, such as staffing services in general and those catering to small to medium businesses in particular. Since we do not have a lengthy history in the staffing business; therefore, prospective investors do not have a historical basis from which to evaluate our performance.

WE HAVE LOST MONEY IN EACH YEAR SINCE INCEPTION AND MAY NEVER BECOME PROFITABLE.

We have incurred net losses from operations in each year since inception. Our net loss for the fiscal year ended December 31, 2005 was $488,322 and as of December 31, 2005 had an accumulated deficit of $1,399,217. While we expect to become profitable in 2006, we can not guarantee profitability. We expect our operating expenses to continue to increase as we attempt to build our brand, expand our customer base and make acquisitions. While we expect to be profitable in 2006, to become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability.

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

In the future, we intend to expand our operations through acquisitions of small and medium size private companies, or divisions or segments of major private and public companies. We will do this to:

•	recruit well−trained, high−quality professionals;
•	expand our service offerings;
•	gain additional industry expertise;
•	broaden our client base; and
•	expand our geographic presence.

We may not be able to integrate successfully businesses which we may acquire in the future without substantial expense, delays or other operational or financial problems. We may not be able to identify, acquire or profitably manage additional businesses.

OUR PLAN TO MAKE ACQUISITIONS MAY DIVERT MANAGEMENT'S ATTENTION FROM DAY−TO−DAY BUSINESS OPERATIONS WHICH COULD PREVENT OUR BUSINESS FROM GROWING

If we are able to identify acquisition candidates, management's time and attention will be diverted from such activities as sales, marketing and tailoring staffing solutions to meet customer's needs. If management is not able to address these day−to−day operational tasks, we may lose customers or fail to increase revenue.

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

OUR PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS WILL OWN A CONTROLLING INTEREST IN OUR
VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT

Our officers, directors and stockholders with greater than 5% holdings will, in the aggregate, beneficially own approximately 90% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our certificate of incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

As of March 20, 2006, we had 15,619,101 shares of common stock issued and outstanding, which includes 400,000 shares held in escrow as described in Note E to the accompanying financial statements. We also have 4,851,320 shares issuable upon exercise of our warrants and options, which includes the option grant to acquire 4,000,000 shares of Company stock which was made during January 2006. The sale of these shares may cause the market price of our common stock to drop. The issuance of shares upon conversion or exercise of the warrants may result in substantial dilution to the interests of other stockholders.

THE APPLICATION OF THE "PENNY STOCK REGULATION" COULD HARM THE MARKET PRICE OF OUR COMMON STOCK

Our securities may be deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker−dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker−dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker−dealer also must disclose the commissions payable to both the broker−dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker−dealers to sell our securities and may have the effect of reducing the level of trading activity and price of our common stock in the secondary market.

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

ITEM 7. FINANITEM 7. FINANCIAL STATEMENTS.

RESOLVE STAFFING, INC.
FORM 10-KSB FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

INDEX TO FINANCIAL STATEMENTS

Report of PKF for Year Ended December 31, 2005
Report of Jason F. Clausen and Associates for Year Ended December 31, 2004
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004
Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resolve Staffing, Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheet of Resolve Staffing, Inc. and Subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholder’s deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resolve Staffing, Inc. and Subsidiaries as of December 31, 2005, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

March 11, 2006	PKF
San Diego, California	Certified Public Accountants
A Professional Corporation

INDEPENDENT AUDITOR’S REPORT

The Shareholders and Owners
ELS Personnel Services
Cincinnati, OH

We have audited the combined balance sheet of ELS Personnel Services (a group of commonly controlled entities) as of December 31, 2004, and the related combined statement of operations, owner’s/shareholder’s equity, and cash flows for the year ended December 31, 2004. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the combined financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As mentioned in Note A to the financial statements, ELS Personnel Services is a group of commonly controlled entities that entered into a reverse acquisition with Resolve Staffing, Inc. Each of the commonly controlled entities was owned by a single owner and accordingly the financial information as of December 31, 2004 and for the year then ended has been prepared on a combined basis.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of ELS Personnel Services as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Warren, Michigan	Jason F. Clausen & Associates, P.C.
November 10, 2005	Certified Public Accountants

RESOLVE STAFFING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
ASSETS	2005	2004
Current Assets:
Cash	$ -	$75,356
Accounts receivable, net of allowance for doubtful accounts of $96,986 for 2005 and $10,700 for 2004	6,638,782	1,054,522
Prepaid and other assets	330,368	474,363
Note receivable from related party	-	560,193
Total current assets	6,969,150	2,164,434

Property and Equipment:
Property and equipment	866,196	312,298
Less: Accumulated depreciation	(264,935)	(162,342)
Net property and equipment	601,261	149,956

Other Assets:
Deposits	-	-
Goodwill	6,695,579	640,000
Non competes, net of accumulated amortization of $106,917	231,083	-
Total other assets	6,926,662	640,000

Total Assets	$14,497,073	$2,954,390

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Bank overdraft	$205,551	$37,871
Accounts payable and accrued liabilities	1,011,903	37,745
Accounts payable related party	825,921	-
Accrued salaries and payroll taxes	639,474	395,268
Notes payable and lines of credit	1,849,246	525,621
Notes payable - related parties	91,500	1,484,226
Total current liabilities	4,623,595	2,480,731

Long Term Liabilities
Notes payable	4,209,762	393,556
Notes payable - related parties	5,873,936	-
Total long term debt	10,083,698	393,556

Total Liabilities	14,707,293	2,874,287

Stockholders’ (Deficit) Equity:
Common stock, $.0001 par value, 50,000,000 shares authorized, issued and outstanding: 2005 - 15,219,101 shares; 2004 - 13,000,000 shares	1,522	1,300
Paid-in capital	1,187,475	989,698
Accumulated deficit	(1,399,217)	(910,895)
Total stockholders’ (deficit) equity	(210,220)	80,103

Total Liabilities and Stockholders’ (Deficit) Equity	$14,497,073	$2,954,390

See accompanying notes.

RESOLVE STAFFING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Staffing Services Revenue	$31,138,212	$4,284,006

Cost of Staffing Services Revenue	25,356,038	3,567,164

Gross Profit	5,782,174	716,842

Operating Expenses	6,004,356	759,586

Loss From Operations	(222,182)	(42,744)

Other Income (Expense):
Interest expense	(266,140)	(13,160)
Other income (expenses), net	(266,140)	(13,160)

Net Loss	$(488,322)	$(55,904)

Net Loss Per Share
Basic and diluted	$(.03)	$(.00)

Weighted Average Number of Shares Used in Loss Per Share Computation:
Basic and diluted	14,540,838	13,000,000

See accompanying notes.

RESOLVE STAFFING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Shares	Stock Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2003	13,000,000	$ 1,300	$ 989,698	$ (854,991)	$ 136,007

Net Loss				(55,904)	(55,904)
Balance December 31, 2004	13,000,000	1,300	989,698	(910,895)	80,103
Issuance of common stock for acquisitions	1,639,101	164	139,835	-	139,999
Issuance of common stock for services	580,000	58	57,942	-	58,000
Net Loss				(488,322)	(488,322)

Balance December 31, 2005	15,219,101	$1,522	$ 1,187,475	$ (1,399,217)	$ (210,220)

See accompanying notes.

RESOLVE STAFFING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Cash Flows From Operating Activities
Net loss	$(488,322)	$(55,904)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock-based compensation	58,000	-
Depreciation	71,586	10,120
Change in allowance for doubtful accounts	78,022	-
Amortization of non-compete agreements	106,917	-
Changes in operating assets and liabilities:
Accounts receivable	(5,404,372)	(426,396)
Prepaid and other assets	269,854	(231,766)
Accounts payable and accrued liabilities	547,078	265,307
Payables to related party	825,921	-
Accrued salaries and payroll taxes	244,206	58,081

Net cash flows used in operating activities	(3,691,110)	(380,558)

Cash Flows From Investing Activities
Purchases of property and equipment	(172,517)	-
Acquisition of net assets of subsidiaries, net of cash	(1,941,480)
Net cash flows used in investing activities	(2,113,997)	-

Cash Flows From Financing Activities
Bank overdraft Borrowings (paydowns) on line of credit	167,680 (400,000)	21,734 400,000
Proceeds from notes payable	3,914,919	519,177
Paydowns on notes payable Borrowings from related parties	(1,164,107) 6,713,463	- -
Paydowns on related party debt Shareholder distributions	(3,502,204) -	(73,541) (491,450)
Net cash provided by financing activities	5,729,751	375,920

Net Increase (Decrease) in Cash	(75,356)	(4,638)

Cash, Beginning of the Period	75,356	79,994

Cash, End of the Period	$-	$75,356

See accompanying notes.

RESOLVE STAFFING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENT’S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Resolve Staffing, Inc., (“Resolve” or the “Company”) was organized under the laws of the State of Nevada on April 9, 1998. Integra Staffing, Inc., (“Integra”) is a wholly owned subsidiary that was organized under the laws of the State of Florida on August 16, 1999 (collectively referred to as “Resolve”) and acquired in 2001. The Company is a national provider of outsourced human resource services with 52 offices reaching from California to New York. The Company provides a full range of supplemental staffing and outsourced solutions, including solutions for temporary, temporary-to-hire, or direct hire staffing in the clerical, office administration, customer service, professional and light industrial categories.

On February 7, 2005, Resolve Staffing, Inc., entered into an equity purchase agreement (“Agreement”), to purchase ELS Personnel Services (“ELS”) (the “Combination”) from Employee Leasing Services, Inc., (“ELS Inc.”), a privately-held company located in Cincinnati, Ohio. The Company’s Chief Executive Officer and director, Ronald Heineman, is a principal shareholder, officer and director of ELS. Pursuant to the equity purchase agreement, Resolve acquired the ownership interest in the group of companies which comprised ELS Personnel Services, (ELS Personnel Services, LLC, Five Star Staffing, Inc., Five Star Staffing (NY), Inc., and American Staffing Resources, Ltd.) comprising a total of 10 temporary employee staffing locations. See Basis of Presentation section for discussion of accounting treatment of the acquisition of ELS.

Employee Leasing Services, Inc., operated 3 locations and acquired the 7 temporary employee staffing locations throughout fiscal 2004. ELS Inc. acquired Five Star Staffing, Inc. which consisted of 3 locations, in August 2004, Five Star Staffing (NY), Inc., which consisted of 3 locations, in November 2004 and American Staffing Resources, Ltd which consisted of 1 location, in November 2004. Prior to ELS Inc.’s acquisition of these entities, these entities were owned and operated by unrelated third parties in various locations throughout Florida, New York and Ohio.

In connection with the Combination on February 7, 2005, ELS was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. The acquisition of the ELS entities was treated as a reverse acquisition for financial accounting purposes and therefore the accompanying comparative financial information is that of ELS rather than the historical financial statements of Resolve Staffing, Inc. In conjunction with this transaction, the group of companies known as ELS Personnel Services, which were legally acquired by Resolve Staffing, Inc., changed its name to Resolve Staffing, Inc. The financial information for 2004 includes the combined balances and combined results of operations of the individual entities which comprise ELS. The combined results of operations for the acquired entities include the activities of each entity from the date of acquisition to December 31, 2004.

On various dates during 2005, Resolve Staffing, Inc., entered into purchase agreements (“Agreements”), to acquire all of the assets and/or ownership of various separate privately-held entities owned and operated by unrelated parties located throughout the United States. Pursuant to the acquisition agreements, Resolve acquired a total of 31 temporary employee staffing locations from the newly acquired entities. The results of operations for each of the entities below have been included from the date of acquisition through December 31, 2005. These include:

•	On January 24, 2005, Resolve acquired certain assets from Solaris Staffing, Inc. These assets included the operations of certain temporary staffing offices located in upstate New York.

•	On February 20, 2005, Resolve acquired SupportStaff Employment Services, a full-service staffing firm located in Sebring, FL.

•	On May 9, 2005, Resolve acquired certain assets from Pride Staffing, Inc. These assets include a temporary staffing office located in Erie, PA.

•	On June 13, 2005 Resolved acquired The Arnold Group, a Southern California staffing firm.

•	On June 20, 2005 Resolve acquired Taylor Personnel Services, Inc., a Buffalo, New York staffing firm.

•	On August 22, 2005 Resolve acquired Truckers Plus, Inc., a thirteen location truck driver staffing firm headquartered in Memphis, Tennessee.

RESOLVE STAFFING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENT’S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

•	On September 14, 2005 Resolve acquired QRD International, Inc., dba. Delta Staffing, a Southern California staffing firm.

•	On September 30, 2005 Resolve acquired Midwest Staffing Inc., a medical staffing firm located in Oklahoma City, Oklahoma.

•	On October 21, 2005 Resolve acquired Star Personnel Services of Kentucky, LLC, a Northern KY staffing firm.

•	On October 31, 2005 Resolve acquired Project Solvers Inc., a temporary and permanent placement firm specific to the fashion, apparel, and design industries, with a New York office.

•	On November 10, 2005 Resolve acquired ProCare Medical Staffing, LLC, a medical staffing firm with an Illinois office.

•	On November 28, 2005 Resolve acquired Big Sky Travel Nurses, Inc., a medical staffing firm, with a Montana office.

•	On December 11, 2005 Resolve acquired Assisted Staffing, Inc., a medical staffing firm with an Arizona office location.

•	On December 26, 2005 Resolve acquired Pagnard Enterprises, Inc., a temporary staffing firm with an Ohio office.

•	On December 27, 2005 Resolve acquired Drivers Plus, Inc., a truck driver staffing firm with an office in Missouri.

•	On December 30, 2005 Resolve acquired Staffpro, Inc., a temporary staffing firm with one office in Kentucky and one office in Ohio.

Acquisition of Entities from Related Parties

In connection with the Combination on February 7, 2005, described below in the Basis of Presentation section of the notes to consolidated financial statements, ELS was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America.. In conjunction with this transaction, Resolve issued 13,000,000 shares of restricted common stock valued at $130,000, a note payable in the amount of $1,500,000, and paid cash of $17,125, in exchange for 100% of the ownership interest in 4 entities with 10 staffing locations. The fair value of the assets and liabilities assumed, on the date of acquisition were as follows:

Accounts receivable	$ 30,457
Prepaid and other assets	56,378
Property and equipment	15,280
Goodwill	2,035,679
Accounts payable and accrued liabilities	(71,425)

Notes payable	(419,244)

$ 1,647,125

RESOLVE STAFFING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENT’S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Acquisition of Entities from Unrelated Parties

On various dates during 2005, as described above, Resolve Staffing, Inc., entered into purchase agreements (“Agreements”), to acquire all of the assets and/or ownership of various separate privately-held entities owned and operated by unrelated parties located throughout the United States. Pursuant to the acquisition agreements, Resolve acquired a total of 31 temporary employee staffing locations from the newly acquired entities.

Resolve paid cash, issued common stock, and issued notes payable in the amount of $4,419,881 in exchange for the assets and liabilities of the above staffing entities as described below. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, on the date of acquisition of each entity:

	Midwest Staffing	Project Solvers	Assisted Staffing	Other	Total
Accounts Receivable	$-	$92,203	$-	$135,252	$227,455
Prepaid & Other Assets	-	-	-	77,376	77,376
Property & Equipment	25,000	40,000	6,000	264,095	335,095
Goodwill	641,509	817,047	101,031	2,469,496	4,029,083
Non-Compete Agreements	-	-	44,000	294,000	338,000
Accounts Payable & Accrued Liabilities	-	-	-	(355,607)	(355,607)
Notes Payable	-	-	-	(231,521)	(231,521)
Total Assets Acquired:	$666,509	$949,250	$151,031	$2,653,091	$4,419,881

In conjunction with the acquisitions from all parties during 2005, approximately $6,056,000 has been assigned to goodwill.

The financial results of these acquired entities are included in the consolidated financial statements from the date of acquisition.

Basis of Presentation

Because the owners of ELS held approximately 90% of the Company’s outstanding common stock after the Combination, as well as the Company’s analysis of the other criteria used for determining which entity is the accounting acquirer under SFAS No. 141, ELS is deemed to be the acquiring company for accounting purposes and the Combination has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. The audited financial statements of Resolve for each of the two years ended December 31, 2003 and 2004 are included in the Resolve Staffing, Inc. Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2005. The audited financial statements of ELS for the two years ended December 31, 2003 and 2004 or such time as the entity was under the control of ELS, Inc. through December 31, 2004 have been included in the Resolve Staffing, Inc. amended report on Form 8-K pertaining to this acquisition which was filed in December, 2005. In accordance with the accounting treatment described above, the historical financial statements prior to the Combination reflect those of ELS. In conjunction with this transaction, the group of companies known as ELS Personnel Services, which were legally acquired by Resolve Staffing, Inc., changed its name to Resolve Staffing, Inc. The financial information for 2004 includes the combined balances and combined results of operations of the individual entities which comprise ELS. The combined results of operations for the acquired entities include the activities of each entity from the date of acquisition to December 31, 2004.

RESOLVE STAFFING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENT’S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Liquidity and Management’s Plans

As reflected in the accompanying consolidated financial statements, the Company has a net working capital balance of $2,345,556 and a stockholder’s deficit of $210,220, as of December 31, 2005. Prior to the third quarter of 2005, the Company had incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

For the year ended December 31, 2005 the Company incurred a net loss of $488,322. Of this loss, $314,525 did not represent the use of cash. Non-cash expenditures consisted of depreciation of $71,586, stock issuances for services provided to the Company of $58,000, increase in allowance for doubtful accounts of $78,022, and amortization of non compete agreements of $106,917. Changes in accounts receivable, prepaid and other expenses, and financing, along with decreases in accounts payable, payroll, salary, and other accruals brought the total cash used by operations to $3,691,110. Additionally the Company used $172,517 to purchase computer equipment, software and office equipment during this period.

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

Principles of Consolidation

The consolidated financial statements for 2005 include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in preparing the accompanying financial statements.

Revenue Recognition

Staffing and managed service revenue and the related labor costs and payroll are recorded in the period in which services are performed. The Company follows Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” in the presentation of revenues and expenses. This guidance requires Resolve to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. In situations where Resolve is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the consolidated statements of operations.

RESOLVE STAFFING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENT’S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Employee Compensation

Resolve accounts for and reports its stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), Financial Accounting Standards Board Interpretation No, 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). Accordingly, compensation cost for stock options are measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the stock option exercise price. Resolve accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under SFAS 123, stock option awards issued to non-employees are accounted for at their fair value on the date issued, where fair value is determined using the Black-Scholes option pricing method.

There are no differences between the historical and pro-forma stock based compensation value.

Accounts Receivable

Resolve's trade accounts receivable result from the sale of its services, and consist primarily of private companies. Resolve uses the allowance method to account for uncollectible accounts. Bad debt expense for the years ended December 31, 2005 and 2004 was $88,483 and $6,300 respectively. The Company’s policy for determining when receivables are past due is 31 days after original invoice date. The Company’s policy for charging off uncollectible accounts receivable requires approval of the Chief Financial Officer, after reviewing Corporate Credit recommendation in consultation with the specific branch involved, determining that the debt has little, if any chance, of being collected.

Concentration of Credit Risk

Financial instruments, which potentially expose Resolve to concentrations of credit risk consist principally of trade accounts receivable.

Resolve's trade accounts receivable result from the sale of its services to customers, and customers consist primarily of private companies. In order to minimize the risk of loss from these private companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. As of December 31, 2005, no customer accounted for 10% or more of gross accounts receivable and no customer accounted for 10% or more of the net revenues for the year ended December 31, 2005. As of December 31, 2004, no customer accounted for 10% or more of gross accounts receivable and no customers accounted for 10% or more of net revenues for the year ended December 31, 2004.

The Company is obligated to pay the salaries, wages, related benefit costs, and payroll taxes of worksite employees. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

Resolve estimates that the fair value of all financial instruments at December 31, 2005 and 2004 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

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

RESOLVE STAFFING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENT’S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Resolve did not have direct-response advertising costs during the years ended December 31, 2005 and 2004. Total advertising costs for the years ended December 31, 2005 and 2004 were $311,376 and $24,533, respectively.

Stock Split

On December 28, 2004, the Company initiated a reverse stock split of the Company’s common stock on a 1 for 5 basis. The Company maintained the par value of the Company’s common stock at $.0001 and also maintained the number of shares of common stock the Company is authorized to issue at 50,000,000.

Income Tax

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

Loss Per Share

Net loss per share is computed based upon the weighted average number of outstanding shares of the Company’s common stock for each period presented. The weighted average number of shares excludes 851,320 common stock equivalents, representing warrants and stock options, since the effect of including them would be anti-dilutive.

Recent Accounting Pronouncements

Effective as of December 31, 2004, the Company adopted the revised interpretation of Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” (FIN 46-R). FIN 46-R requires that certain variable interest entities be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not have any investments in entities it believes are variable interest entities for which the Company is the primary beneficiary.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123R revised SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

In April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates for SFAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt SFAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

RESOLVE STAFFING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENT’S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the SAB will have on the Company’s financial condition, results of operations, and cash flows.

In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have any effect on the Company’s results of operations or financial position.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods. SFAS No.154 is not expected to have any effect on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140. This statement resolves issues addressed in FAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. SFAS No. 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS No. 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS No. 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the Company's financial statements.

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform with the presentation in 2005. Such reclassifications are not considered material to the financial statements.

RESOLVE STAFFING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2005 and 2004 is summarized as follows:

	2005	2004
Computer software	$148,420	$-
Computers	283,212	153,366
Furniture and fixtures	383,677	111,815
Office equipment	50,887	47,117
Total property and equipment	866,196	312,298
Less, accumulated depreciation	(264,935)	(162,342)
Net property and equipment	$601,261	$149,956

Depreciation expense for the years ended December 31, 2005 and 2004 was $71,586 and $10,120, respectively.

NOTE C - INTANGIBLE ASSETS

The Company’s intangible assets are comprised of goodwill and covenants not to compete arising from acquisitions. Goodwill will be assessed for impairment annually by management. The Company’s covenants not to compete have contractual lives principally ranging from one to two years and are being amortized over the period of benefit.

Intangibles consist of the following at December 31:

	2005	2004

Covenants not to compete	$ 338,000	$ -

Less amortization	(106,917)	-

	$ 231,083	$-

Goodwill	$6,695,579	$640,000

RESOLVE STAFFING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE D - NOTES PAYABLE AND LINES OF CREDIT

Notes payable and lines of credit as of December 31, 2005 and 2004 are as follows:

	2005	2004
Lines of credit to two banks totaling $7,000,000, interest payable monthly at rates ranging from prime to 8.50%, maturing February 2007	$ 3,341,927	$ 400,000

Note payable to a bank, principal and interest payable monthly of $9,845, maturing September 2009	398,100	475,563

Note payable to a bank, interest at 5.25%, 10 equal monthly installments due of $3,797 beginning 2/1/2005 and down payment of $6,542; secured by loan proceeds and down payment.	-	43,614

Notes payable to ELS Inc., accruing interest at 3% per annum, due March 2007	5,873,936	1,484,226

Notes payable to various individuals for the acquisition of various staffing entities during 2005. Notes are due at varying dates through December 2007 with monthly payment amounts ranging from $5,833 to $34,891. These notes bear no interest and accordingly management has imputed interest at 7.25% per annum. Balance is shown net of unamortized loan discount of $140,106.	2,278,981	-

Notes payable to two individuals accruing interest at 5% to 12% per annum, maturity dates are being extended verbally on a month to month basis	131,500	-

Total notes payable and lines of credit	12,024,444	2,403,403

Current portion of notes payable and lines of credit	(1,940,746)	(2,009,847)

Long term portion of notes payable and lines of credit	$ 10,083,698	$ 393,556

Maturities of notes payable and lines of credit are as follows:

Year ending December 31,
2006	$ 1,940,746
2007	9,890,774
2008	110,920
2009	82,004
$ 12,024,444

See Note E—Related Party Balances and Transactions, for information about the Credit Agreement with ELS, Inc.

See Note E - Related Party Balances and Transactions, for information about the Note Payable to William Brown.

RESOLVE STAFFING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE E - RELATED PARTY BALANCES AND TRANSACTIONS

Notes payable—related party includes borrowings of $91,500 from William Brown, a director and shareholder. The underlying note bears interest at 5% and was due on March 31, 2004. The Company has a verbal agreement to extend the maturity date on a month-to-month basis.

On December 8, 2003, the Company entered into a non-interest bearing short-term credit agreement with ELS, Inc., that provides for borrowings of up to $200,000. ELS, Inc. is a company owned by Ronald Heineman, the Company’s Chief Executive Officer. The underlying promissory note is secured by 400,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. As of December 31, 2005, Resolve had a balance of $5,873,936 outstanding, which includes the note payable for the purchase of ELS of $1,500,000. Balances due under the credit agreement were originally due May 8, 2004, but the agreement was extended on a month-to-month basis, and provided for an additional $100,000 in borrowings. On June 1, 2004, the agreement was amended to extend the line to a maximum of $500,000. During 2005, the agreement was extended for an additional 18 months, becoming due March 31, 2007 with interest due at 3% per annum, and the maximum amount was increased on a case by case basis upon review.

On December 29, 2003, Resolve entered into a six month consulting agreement with Ronald Heineman, the Company’s Chief Executive Officer, to provide Resolve with the following services: development of a business plan and strategic marketing plan; enhancement of the Company’s revenue base through the recruitment of additional staffing personnel; development of an acquisition based growth plan; development and implementation of an investor relations strategy; the provision of back office administrative and sales support; as well as day to day management oversight of the Company’s personnel. Under the terms of the agreement Resolve agreed to issue Ronald Heineman 200,000 shares of the Company’s common stock.

During 2004, Five Star Florida (one of the ELS entities) advanced funds to ELS Inc. The advances bore no interest and no formal agreement or repayment schedule existed. During the year ended December 31, 2005, the advances to ELS Inc. were offset against amounts payable by other ELS entities, as described above, to ELS Inc. At December 31, 2005 and 2004 the balance of the note receivable from ELS Inc. was $0 and $560,193, respectively.

RESOLVE STAFFING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE F - INCOME TAXES

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax asset of $157,000 as of December 31, 2005 consisted primarily of the income tax benefits from net operating losses. A valuation allowance has been recorded to fully offset the deferred tax asset as the Company believes it is more likely than not that the assets will not be utilized. Significant components of the benefit for income taxes for the year ended December 31, 2005 are as follows:

2005
Current
Federal	$ -
State	-

-
Deferred
Federal	-
State	-

-

Income tax expense	$ -

At December 31, 2005, the Company had federal tax net operating loss carry forwards of approximately $457,000. The federal and state tax loss carry forwards will begin to expire in 2015, unless previously utilized.

At December 31, 2005 and 2004, no deferred tax assets or liabilities were recorded in the accompanying financial statements. The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of changes in the valuation allowance. The valuation allowance at December 31, 2005, increased approximately $157,000 from 2004.

Pursuant to Internal Revenue Code Section 382, the Company’s use of its net operating loss carry forwards may be limited as a result of cumulative changes in ownership of more than 50% over a three year period.

A reconciliation of the statutory income tax rates and the Company’s effective tax rate is as follows:

Year Ended December 31,	2005

Statutory U.S. federal rate	34.00%
Permanent differences	6.00%
Change in valuation allowance	-40.00%

Provision for income taxes	0.00%

RESOLVE STAFFING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE F - INCOME TAXES (CONTINUED)

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:

December 31,	2005

Deferred tax assets:
Loss carry forwards	$ 156,300
Other	700
Gross deferred tax assets	157,000

Valuation allowance	(157,000)

$ -

As of December 31, 2005, the Company recorded a valuation allowance of $157,000 related to the deferred tax assets.

Income taxes for 2004 for ELS have not been provided for as each of these entities was a wholly owned subsidiary of ELS Inc. and reported all income and expenses on the consolidated income tax returns of ELS, Inc. ELS Inc. has elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, ELS had no liability. Instead the owners of ELS are liable for income taxes on the respective share of ELS’s taxable income.

NOTE G - CASH FLOW SUPPLEMENTAL INFORMATION

Cash paid for interest during the years ended December 31, 2005 and 2004 amounted to $238,454 and $13,160, respectively.

During the year ended December 31, 2005, the following non-cash transactions were recorded:

Non-cash investing and financing activities:

In conjunction with the Combination on February 7, 2005, described below in the basis of Presentation section of the notes to consolidated financial statements, ELS was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. In conjunction with this transaction, Resolve issued 13,000,000 shares of restricted common stock valued at $130,000 and a note payable in the amount of $1,500,000 in exchange for 100% of the ownership interest in 4 entities with 10 staffing locations. The fair value of the assets and liabilities assumed, on the date of acquisition were as follows:

Accounts receivable	$30,457
Prepaid and other assets	48,483
Property and equipment	15,280
Goodwill	2,026,496
Accounts payable and accrued liabilities	(71,472)
Notes payable	(419,244)
$1,630,000

Acquisition of Entities from Unrelated Parties

On various dates during 2005, Resolve Staffing, Inc., entered into purchase agreements (“agreements”), to acquire all of the assets and/or ownership of various separate privately-held entities owned and operated by unrelated parties. Pursuant to the acquisition agreements, Resolve acquired a total of 31 temporary employee staffing locations from the newly acquired entities.

RESOLVE STAFFING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE G - CASH FLOW SUPPLEMENTAL INFORMATION (CONTINUED)

Resolve issued notes payable and common stock valued at $2,492,416 in exchange for the assets and liabilities of the above staffing entities as described below. The following table summarizes the estimated fair value, of the assets acquired and liabilities assumed, on the date of acquisition of each entity:

Accounts receivable	$135,252
Property and equipment	104,489
Prepaid and other assets	21,815
Goodwill	2,659,971
Non-compete agreements	144,000
Accounts payable and accrued liabilities	(355,608)
Notes payable	(217,503)
$2,492,416

The Company had no non-cash investing or financing activities during 2004.

NOTE H - STOCKHOLDERS’ (DEFICIT) EQUITY

Issuance of Common Stock

On February 7, 2005, the Company entered into the Combination described above. In conjunction with the Combination and the treatment as a reverse acquisition, the 13,000,000 shares of common stock issued as part of this transaction have been presented as if they were outstanding for all periods presented.

On May 25, 2005, Resolve Staffing, Inc. issued 100,000 shares to certain consultants as part of their compensation.

On August 18, 2005, Resolve issued 50,000 shares to certain consultants as part of their compensation and 100,000 shares as per an employment agreement with certain shareholders and employees of Truckers Plus.

On November 22, 2005, Resolve issued 430,000 shares to various consultants as part of their compensation.

Common Stock Warrants

As of December 31, 2005 and 2004 there were 851,320 stock warrants outstanding which are due to expire on June 30, 2007. Each warrant has an exercise price of $.75 per share price. All stock warrants are exercisable.

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

RESOLVE STAFFING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE I - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company rents various office space for each of its locations across the United States, under lease terms ranging from month-to-month to expiring September, 2010. Monthly payments due under these leases range from $210 to $4,970. Resolve has the option to renew various leases under the same terms and conditions as the original leases and anticipates exercising certain of these options.

The future maturities of minimum lease payments under the Company’s operating leases are as follows:

Operating
leases

2006	$637,165
2007	485,548
2008	332,285
2009	185,242
2010	85,838

Total minimum lease payments	$1,726,078

Total rent expense for the years ended December 31, 2005 and 2004 was $385,831 and $50,425, respectively.

Litigation

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to currently pending or threatened actions is not expected to materially affect the financial position or results of operations of the Company.

Off Balance Sheet Arrangements

Depending on certain goals and performances being met, Resolve has the following off balance sheet arrangements in which Resolve is obligated to pay the previous owners of the following entities certain contingent amounts, which are the result of the various acquisitions described previously. If additional amounts are paid these amounts will be recorded as additional goodwill when paid.

•	The Arnold Group - Based on sales targets, the prior owners may receive contingent performance payments not to exceed $125,000 through May 31, 2007.

•	Taylor Personnel Services, Inc. - Based on sales targets, the prior owners may receive contingent performance payments not to exceed $80,000 through May 31, 2007.

•
QRD International, Inc. dba Delta Staffing - Based on gross profit targets, the prior owners may receive contingent performance payments of up to approximately $150,000 through September 11, 2006, and $75,000 through September 11, 2007.

•
Midwest Staffing, Inc. - Based on pre-tax profit targets, the prior owners may receive contingent performance payments not to exceed $75,000 through September 27, 2006 and approximately $75,000 through September 27, 2007.

•	Star Personnel Services of Kentucky, LLC. - Based on sales targets, the prior owners may receive contingent performance payments not to exceed $50,000 through December 31, 2006.

•	Project Solvers, Inc. - Based on pre-tax profit targets, the prior owners may receive contingent performance payments not to exceed $200,000 through October 25, 2008.

•	Pro Care Medical Staffing, LLC. - Based on pre-tax targets the prior owners may receive contingent performance payments not to exceed $650,000 in total through November 9, 2007.

•
Big Sky Travel Nurses, Inc. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $15,000 through November 27, 2006 and $15,000 through November 27, 2007.

•	Assisted Staffing, Inc. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $25,000 through December 10, 2007.

•	Pagnard Enterprises Inc. - Based on sales targets, the prior owners may receive contingent performance payments of up to approximately $150,000 through February 15, 2008.

•
Driver’s Plus, Inc. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $10,000 through December 26, 2006, and $10,000 through December 26, 2007.

•	StaffPro, LLC. - Based on sales targets, the prior owners may receive contingent performance payments of approximately $25,000 through December 29, 2006.

The following off balance sheet arrangements are based on transactions completed after December 31, 2005.

•	R & R Staffing Services, Inc. - Based on gross profit targets, the prior owners may receive contingent performance payments of up to approximately $350,000 through January 5, 2007.

•	Ready Nurse, LLC. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $10,000 through March 5, 2008.

Employment Agreeements

In accordance with certain of the acquisition agreements entered during 2005, the Company entered into employment agreements with previous owners and selected individuals. The terms of these employment agreements range from six months to two years in length and are considered to be in the normal course of business.

NOTE J - SUBSEQUENT EVENTS

On January 3, 2006 Resolve Staffing elected three new officers. Steve Ludders has been promoted to Executive VP, Chief Operating Officer of the Company. Scott Horne has been promoted to Executive VP, Chief Financial Officer of the Company. Tom Lawry has been promoted to Controller, Treasurer of the Company.

On January 9, 2006, Resolve Staffing entered into a consulting agreement with Dan Seifer. Under the term of the agreement, Mr. Seifer will be paid in options to acquire up to 4,000,000 shares of common stock of the Company and is to provide the following services in a timely manner:

•
Business Plan Development - Become familiar with the business and operations of the Company and review and analyze the Company’s formal and informal financial, strategic, and business plans. In conjunction with the Company, prepare and update a formal strategic business plan along with a detailed financial model/projection, and update the business plan and financial model as needed during the term of this Agreement;

•
Strategic Consulting - Assist the Company in sourcing and locating joint-venture partners. Advise the Company in strategic planning matters and assist in the implementation of short- and long-term strategic planning initiatives to fully develop and enhance the Company’s assets, resources, products, and technologies. Provide advice to and consult with the Company concerning management, product marketing, strategic planning, and corporate organization in connection with the Company’s business and advise the Company regarding its overall development, progress, needs, and condition. If requested by the Company, assist in the due diligence of prospective strategic partners.

•	Other Services - Perform other services as may be reasonably requested by the Company that are within the normal scope of operations of Dan Seifer.

On January 24, 2006 Resolve Staffing acquired R & R Staffing Services, Inc., located in Syracuse, New York. With $4 million in annual revenue, this acquisition gave Resolve its 13th office in various Northeast markets.

On February 22, 2006, Resolve Staffing announced that it has reached an agreement in principle to merge with Employee Leasing Services, Inc. (ELS Inc.), and certain related affiliates. Headquartered in Cincinnati, Ohio. ELS Inc., a professional employer organization (PEO), manages a payroll of over 10,000 worksite employees in over 40 states and has operation and service centers throughout the country. ELS Inc.’s 2005 gross (non-GAAP) revenues were over $200 million, which equates to approximately $50 million in net (GAAP) revenues and $3.5 million in Pretax Profit. Under the terms of the agreement, Resolve will acquire all outstanding shares of ELS Inc. for approximately $3 million in cash, a $7 million note and 1.4 million shares of Resolve common stock. Closing of the transaction is subject to certain customary closing conditions and is expected to occur in the second quarter of 2006. Management believes that this transaction will be accounted for as a reverse acquisition if the transaction is completed under the current terms.

On March 27, 2006 Resolve Staffing acquired Ready Nurses LLC, a Fulton, Missouri based medical staffing firm. Ready Nurses provides a variety of medical staffing services including travel nurses and other healthcare related professionals. With $1 million in annual sales, this acquisition was Resolve’s fourth in the burgeoning medical staffing industry.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 16, 2004, Aidman, Piser and Company ("APC"), the Registrant's independent auditors, notified the Registrant that they were resigning from the client-auditor relationship with the Registrant effective as of that date. With respect to Item 304(a)(1) of Regulation S-B, the Registrant further discloses the following information:

APC was engaged by Registrant to serve as the Registrant's independent auditors for the fiscal year ended December 31, 2003. The report of APC with respect to the Registrant's financial statements for the fiscal year ended December 31, 2003 was modified for the uncertainty surrounding our ability to continue as a going concern. During the fiscal year ended December 31, 2003 and the period from December 31, 2003 through the date of APC's resignation, there were no disagreements between the Registrant and APC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of APC, would have caused APC to make reference to the subject matter of the disagreements in connection with its report on the Registrant's financial statements for such year.

As stated in APC's resignation letter dated August 16, 2004, a review of the Registrant's Forms 10-QSB for the first and second quarter of the current year has not been completed. As a result, the Registrant's previously issued financial statements for the first quarter of 2004 and the financial statements to be issued for the second quarter of 2004 were subsequently reviewed by the Registrant's new auditors.

On September 21, 2004, the Company engaged PKF San Diego, Certified Public Accountants, A Professional Corporation located in San Diego, California, ("PKF"), as its independent registered public accounting firm. The Company did not previously consult with PKF regarding any matter, including but not limited to:

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2005, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There were no changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Name	Age	Position
Ronald Heineman	47	Chief Executive Officer
Donald E. Quarterman, Jr.	37	Director
William A. Brown	47	Director
William Walton	70	Director
Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

Ronald Heineman. Ron Heineman is the President & CEO of ELS, Human Resource Solutions. ELS is a professional employer organization (PEO) operating in 28 states. Prior to this, Mr. Heineman was Corporate, Vice President, Human Resources for Frisch’s Restaurants, Inc. a large publicly held restaurant chain operating Big Boy, Golden Corral, Roy Rogers Restaurants and several large Hotels. Mr. Heineman was responsible for attaining results in the areas of Employment, Training, Benefits, Loss Prevention and Government Compliance. Mr. Heineman was employed with Frisch’s for 23 years.

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

William Walton. Mr. Walton joined Resolve Staffing as a member of the Board of Directors after the acquisition of ELS’ staffing offices in February of 2005. Mr. Walton is a partner of ELS Human Resource Solutions. Mr. Walton entered the staffing industry in the mid 1980s and eventually purchased a Snelling Personnel franchise in 1989. In 1991, he joined ELS and helped to grow it into a company generating in excess of $200 million in annual revenues. Mr. Walton brings a diverse experience base to Resolve and is expected to play a key role as Resolve strives to become a Total Human Resource Outsourcing Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of our equity securities pursuant to Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain compensation paid or accrued by us to certain of our executive officers during fiscal years ended 2005 and 2004. Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Annual Compensation	Other Restricted Stock Rewards	Options SARs	LTIP Payouts	All Other Compensation
Donald E. Quarterman, Director	2004 2005	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Ron Heineman, CEO	2004 2005	0 0	0 0	0 0	39,200 162,001	0 0	0 0	0 0

Options

No options were exercised or granted during the last fiscal year.

There were no long-term incentive plans or rewards made in fiscal 2005.

Employment Agreements

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT.

As of March 20, 2006, there were 15,219,101 shares of common stock, par value $.0001 outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 20, 2006:

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

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Ronald Heineman (1) c/o Resolve Staffing, Inc. 3235 Omni Drive Cincinnati, OH 45245	7,772,000	47.7%
Common Stock	Don Quarterman, Jr. (2) c/o Resolve Staffing, Inc. 3235 Omni Drive Cincinnati, OH 45245	370,000	2.3%
Common Stock	William Brown (3) c/o Resolve Staffing, Inc. 3235 Omni Drive Cincinnati, OH 45245	2,549,179	15.6%
Common Stock	William Walton c/o Resolve Staffing, Inc. 3235 Omni Drive Cincinnati, OH 45245	4,000,000	24.5%
Common Stock	Shares of all officers and directors as a group (4 persons)	14,691,179	90.1%

(1) Includes 400,000 shares pledged to Employee Leasing Services, Inc., of which Mr. Heineman is President and majority shareholder, to secure a line of credit. This amount also includes 7,372,000 owned by Mr. Heineman individually.

(2) Includes 10,000 shares owned by Pinnacle Corporate Services, of which Mr. Quarterman is a managing partner. It also includes 360,000 shares owned by Mr. Quarterman individually.

(3) Includes 1,766,826 shares owned by the William A. Brown Family Trust, of which Mr. Brown is trustee, 400 shares owned by his wife, Christina Brown and 95,793 shares owned by Work Holdings LLC, of which Mr. Brown is the majority owner. This amount also includes 453,460 warrants owned by the William A. Brown Family Trust and 232,700 warrants owned by Work Holdings, LLC.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 8, 2003, the Company entered into a non-interest bearing short-term credit agreement with ELS, Inc that provides for borrowings of up to $200,000. ELS, Inc. is a company owned by Ronald Heineman, the Company’s Chief Executive Officer. The underlying promissory note is secured by 400,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. As of December 31, 2005, $5,873,936 was outstanding under the agreement. Balances due under the credit agreement were originally due May 8, 2004, but the agreement was extended on a month-to-month basis. On February 7, 2005, the note was extended for an additional 18 months and the maximum amount was increased based on a case by case basis upon review by ELS.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

We filed the following reports on Form 8-K during 2005:

Form 8-K, January 13, 2005, Item 5 - Change in Registrant’s Officers; Reporting the resignation of Mr. Michael Knox as an officer of the Company.

Form 8-K, February 9, 2005, Item 1.01 - Entry into a Material Definitive Agreement; Reporting entering into an agreement to purchase certain assets from ELS, Inc. Item 2.01 - Completion of Acquisition or Disposition of Assets; Reporting the acquisition of certain assets of ELS, Inc. Item 3.02 - Unregistered Sales of Equity Securities; Reporting the issuance of an aggregate of 13,000,000 shares of restricted common stock to ELS, Inc., or its principal Shareholders. Item 7.01 - Regulation FD Disclosure; Reporting the issuance of a press release disclosing completion of the acquisition of certain assets of ELS, Inc. Item 9.01 - Financial Statements and Exhibits; Reporting the pro forma financial information required.

Form 8-K, April 22, 2005, Item 5 - Change in Registrant’s Directors; Reporting the appointment of William Walton as director of the Company.

Form 8-K, August 24, 2005, Item 1.01 - Entry into a Material Definitive Agreement; Reporting the entry into an agreement to purchase certain assets from Truckers Plus Leasing, Inc. Item 2.01 - Completion of Acquisition or Disposition of Assets; Reporting the acquisition of certain assets of Truckers Plus Leasing, Inc. Item 3.02 - Unregistered Sales of Equity Securities; Reporting the issuance of an aggregate of 100,000 shares of restricted common stock to Truckers Plus Leasing, Inc., or its principal shareholders, in connection with the acquisition of certain assets of Truckers Plus, Inc. Item 7.01 - Regulation FD Disclosure; Reporting the issuance of a press release disclosing completion of the acquisition of certain assets of Truckers Plus, Leasing, Inc. Item 9.01 - Financial Statements and Exhibits; Reporting the pro forma financial information required by this Item 9(b).

Form 8-K, October 27, 2005, Item 4.02 - Non Reliance on Previously Issued Financial Statements; Reporting the Registrant had determined that the financial statements contained in the Forms 10-QSB.

Form 8-K/A, November 14, 2005, Item 4.02 Non-Reliance on Previously Issued Financial Statements; Reporting the U.S. Securities and Exchange Commission ("Commission") issued comments to the Registrant in connection with the Commission's review of the Form 8-K filed by the Registrant on October 27, 2005.

Form 8-K/A, December 12, 2005, Item 1.01 - Entry into a Material Definitive Agreement; Reporting entering into an agreement to purchase ELS Personnel Services ("ELS"), from Employee Leasing Services, Inc. Item 2.01 - Completion of Acquisition or Disposition of Assets; Reporting the acquisition of equity interest in certain companies from ELS, Inc. Item 3.02 - Unregistered Sales of Equity Securities; Reporting the issuance of an aggregate of 13,000,000 shares of restricted common stock to ELS, Inc. Item 7.01 - Regulation FD Disclosure; Reporting the issuance of a press release disclosing completion of the acquisition of certain equity interests from ELS, Inc. Item 9.01 - Financial Statements and Exhibits; Reporting Financial Statements of Businesses Acquired.

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

(6) Filed with the initial filing of the Registration Statement on Form SB-2 on July 29, 2002.

(7) Filed with Amendment No. 1 of Registration Statement on December 23, 2002.

(8) Filed as an exhibit to the Company’s Form 10-KSB for the year ended December 31, 2002 and filed with the Commission

(9) Filed as an exhibit to the Company’s Form 10-KSB/A for the year ended December 31, 2002 and filed with the Commission

(10) Filed with Amendment No. 4 to this Registration Statement on June 30, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Resolve Staffing, Inc., a Nevada Corporation

Dated April 15, 2006	By: /s/ Ronald Heineman
Ronald Heineman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald Heineman		April 15, 2006
Ronald Heineman	Chief Executive Officer and Director

/s/ Donald Quarterman, Jr.		April 15, 2006
Donald Quarterman, Jr.	Director

/s/ William Brown		April 15, 2006
William Brown	Director

/s/ William Walton		April 15, 2006
William Walton	Director