Form 10QSB
period 2006-03-31
RESOLVE STAFFING INC
filed 2006-05-15
CIK 1106207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission File Number 0-29485

RESOLVE STAFFING, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA	33-0850639
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3235 OMNI DRIVE CINCINNATI, OH 45245
(Address of Principal Executive Offices)

(800) 894-4250
(Issuer's Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, If changed since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2006, there were outstanding 19,619,101 shares of common stock, par value $0.0001, and no shares of preferred stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

RESOLVE STAFFING, INC.
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

RESOLVE STAFFING, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005

ASSETS
	2006	2005
Current Assets:
Cash	$ -	$ -
Accounts receivable, net of allowance for bad debts of $135,510 for 2006 and $96,986 for 2005	9,079,816	6,638,782
Note receivable	600,000	-
Prepaid and other assets	715,260	330,368
Total current assets	10,395,076	6,969,150

Property and Equipment:
Property and equipment	995,197	866,196
Less: Accumulated depreciation	(306,971)	(264,935)
Net property and equipment	688,226	601,261

Other Assets:
Goodwill	6,885,039	6,695,579
Non competes, net of accumulated amortization of $158,129 for 2006 and $106,917 for 2005	179,871	231,083
Total other assets	7,064,910	6,926,662

Total Assets	$18,148,212	$14,497,073

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Bank overdraft	$797,453	$205,551
Accounts payable and accrued liabilities	1,651,428	1,011,903
Accounts payable related party	-	825,921
Accrued salaries and payroll taxes	1,039,154	639,474
Notes payable and lines of credit	8,375,965	1,849,246
Notes payable - related parties	91,500	91,500
Total current liabilities	11,955,500	4,623,595

Long Term Liabilities
Notes payable	671,671	4,209,762
Notes payable - related parties	5,507,702	5,873,936
Total long term debt	6,179,373	10,083,698

Total Liabilities	18,134,873	14,707,293

Stockholders’ Deficit:
Common stock, $.0001 par value, 50,000,000 shares authorized, issued and outstanding: March 31, 2006 - 19,219,101 shares; December 31, 2005 - 15,219,101 shares	1,922	1,522
Paid-in capital	7,306,824	1,187,475
Note Receivable-Common Stock	(5,400,000)	-
Accumulated deficit	(1,895,407)	(1,399,217)
Total stockholders’ deficit	13,339	(210,220)

Total Liabilities and Stockholders’ Deficit	$18,148,212	$14,497,073

See accompanying notes to these financial statements.

RESOLVE STAFFING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005

Staffing Services Revenue	$17,404,578	$2,678,450

Cost of Staffing Services Revenue	14,184,002	2,172,689

Gross Profit	3,220,576	505,761

Operating Expenses	3,564,928	632,144

Loss From Operations	(344,352)	(126,383)

Other Income (Expense):
Interest expense	(151,838)	(30,526)
Other income (expenses), net	(151,838)	(30,526)

Net Loss	$(496,190)	$(156,909)

Net Loss Per Share
Basic and diluted	$(.03)	$(.01)

Weighted Average Number of Shares Used in Loss Per Share Computation:
Basic and diluted	15,263,545	13,906,359

See accompanying notes to these financial statements.

RESOLVE STAFFING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005
Cash Flows From Operating Activities
Net loss	$(496,190)	$(156,909)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	42,032	39,958
Change in allowance for doubtful accounts	38,524	(500)
Amortization of non compete	51,212	-
Stock-based compensation	119,749	-
Decrease (increase) in current assets:
Accounts receivable	(2,479,558)	193,239
Prepaid and other assets	(384,892)	35,343
Increase (decrease) in current liabilities:
Accounts payable	590,065	(178,972)
Account payable - related party	(825,921)	-
Accrued salaries and payroll taxes	399,680	1,793
Total adjustments	(2,449,109)	90,861

Net cash used in operating activities	(2,945,299)	(66,049)

Cash Flows From Investing Activities
Acquisition of net assets of subsidiaries, net of cash	-	(75,000)
Purchase of property and equipment	(118,997)	(86,462)
Net cash used in investing activities	(118,997)	(161,462)

Cash Flows From Financing Activities
Increase (Repayment) of bank overdraft	591,902	(37,871)
Paydowns on line of credit	(91,927)	467,000
Proceeds from notes payable	5,135,350	51,027
Paydowns on notes payable	(2,204,795)	-
Repayment of loans payable - related party	(366,234)	(293,642)
Net cash provided by financing activities	3,064,296	186,514

Net Increase in Cash and Cash Equivalents	-	(40,997)

Cash and Cash Equivalents, Beginning of the Period	-	75,356

Cash and Cash Equivalents, End of the Period	$-	$34,359

RESOLVE STAFFING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the quarter ended March 31, 2006, Resolve issued a note receivable to a consultant in the amount of $6,000,000 for the purchase of 4,000,000 shares of the Company’s common stock.

During the quarter ended March 2006 Resolve acquired all of the assets and ownership of 2 unrelated entities. In conjunction with these transactions Resolve issued notes payable in the amount of $150,000 and accrued $49,460 of contingent expenses in exchange for 100% of the ownership interest in 2 entities with 2 staffing locations. The fair value of the assets and liabilities assumed, on the date of acquisition were as follows:

Property and equipment	$10,000
Goodwill	189,460
Total	$199,460

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

Accounts receivable	$30,457
Prepaid and other assets	48,483
Property and equipment	15,280
Goodwill	2,026,496
Accounts payable and accrued liabilities	(71,472)
Notes payable	(419,244)

Total	$1,630,000

See accompanying notes to these financial statements.

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Nature of Operations

Resolve Staffing, Inc., (“Resolve” or the “Company”) was organized under the laws of the State of Nevada on April 9, 1998. The Company is a national provider of outsourced human resource services with approximately 54 offices reaching from California to New York. Resolve provides a full range of supplemental staffing and outsourced solutions, including solutions for temporary, temporary-to-hire, or direct hire staffing in the medical, truck driver, clerical, office administration, customer service, professional and light industrial categories.

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

On various dates during 2005, Resolve Staffing, Inc., entered into purchase agreements (“Agreements”), to acquire all of the assets and/or ownership of various separate privately-held entities owned and operated by unrelated parties located throughout the United States. Pursuant to the acquisition agreements, Resolve acquired a total of 31 temporary employee staffing locations from the newly acquired entities. Additional information pertaining to these acquisitions is included in Resolve Staffing, Inc.’s Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

On January 3, 2006 Resolve Staffing elected three new officers. Steve Ludders has been promoted to Executive VP, Chief Operating Officer of the Company. Scott Horne has been promoted to Executive VP, Chief Financial Officer of the Company. Tom Lawry has been promoted to Controller, Treasurer of the Company.

On January 24, 2006 Resolve Staffing acquired R & R Staffing Services, Inc., located in Syracuse, New York. With $3 million in annual revenue, this acquisition gave Resolve its 13th office in various Northeast markets.

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

On March 27, 2006 Resolve Staffing acquired Ready Nurses LLC, a Fulton, Missouri based medical staffing firm. Ready Nurses provides a variety of medical staffing services including travel nurses and other healthcare related professionals. With $800,000 in annual sales, this acquisition was Resolve’s fourth in the burgeoning medical staffing industry.

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION (CONTINUED)

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

Accounts receivable	$ 30,457
Prepaid and other assets	56,378
Property and equipment	15,280
Goodwill	2,035,679
Accounts payable and accrued liabilities	(71,425)
Notes payable	(419,244)

Total	$ 1,647,125

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION (CONTINUED)

Acquisition of Entities from Unrelated Parties

During the three months ended March 31, 2006, Resolve Staffing, Inc., entered into purchase agreements (“Agreements”), to acquire all of the assets and/or ownership of multiple privately-held entities owned and operated by unrelated parties. Pursuant to the acquisition agreements, Resolve acquired the temporary employee staffing locations from the newly acquired entities.

Resolve issued notes payable and accrued contingent expenses in exchange for the assets and liabilities of the above staffing entities as described below. The following table summarizes the estimated fair value, of the assets acquired and liabilities assumed, on the date of acquisition:

Property and equipment	$10,000
Goodwill	189,460
Total	$199,460

To date the books and records of the locations acquired from unrelated parties during 2006 have not been audited, and therefore the allocation of the purchase price is subject to refinement.

In conjunction with the acquisitions from all parties during the three months ended March 31, 2006, approximately $189,460 has been assigned to goodwill. Approximately $189,000 of the goodwill is expected to be deductible for tax purposes.

The financial results of these acquired entities are included in the consolidated financial statements from the date of acquisition.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months ended March 31, 2006 and 2005 have been included.

These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

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
MARCH 31, 2006

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION (CONTINUED)

Principles of Consolidation

The consolidated financial statements at March 31, 2006 include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in preparing the accompanying financial statements.

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

Stock Based Employee Compensation

Resolve accounts for and reports its stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), Financial Accounting Standards Board Interpretation No, 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). Accordingly, compensation cost for stock options and warrants are measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the stock option exercise price. Resolve accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under SFAS 123, stock option awards issued to non-employees are accounted for at their fair value on the date issued, where fair value is determined using the Black-Scholes option pricing method. In December 2004, The Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 123 (Revised), "Shared-Based Payment" (SFAS 123R). This standard revises SFAS No. 123, Accounting Principles Board Option 25 and related interpretations, and eliminates use of the intrinsic value method of accounting for stock options. The Company currently uses the intrinsic value method to value stock options, and, accordingly, no compensation expense has been recognized for stock options. SFAS 123R requires that all employee share-based payments to employees, including stock options, be valued using a fair-value-based method and recorded as expense in the statement of operations. For the Company, SFAS 123R will first be effective for its December 31, 2006 financial statements. This new Statement will not affect accounting for the Company's stock options currently outstanding, but it will affect financial statement disclosures about those stock options, and it will change the accounting for stock options issued in future years.

Recent Accounting Principles

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

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION (CONTINUED)

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

NOTE B - LIQUIDITY AND MANAGEMENT’S PLANS

As reflected in the accompanying financial statements, the Company has a working capital deficit and stockholders’ equity of $1,560,424and $13,339, respectively, as of March 31, 2006. The Company has incurred substantial losses and has been dependent upon the financial support of stockholders, management and other related parties.

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

NOTE C - NOTES PAYABLE AND LINES OF CREDIT

Notes payable and lines of credit as of March 31, 2006 and December 31, 2005 are as follows:

	2006	2005
Lines of credit to two banks totaling $7,000,000, interest payable monthly at rates ranging from prime to 8.50%, maturing February 2007. Borrowings under this note are limited to 80% of the Company’s accounts receivable balance which have been outstanding for less than 90 days.	$6,736,500	$3,341,927

Note payable to a bank, principal and interest payable monthly of $9,845, maturing September 2009. Interest is payable on the principal balance outstanding at a rate of 6.6% per annum.	375,015	398,100

Notes payable to ELS Inc., accruing interest at 3% per annum, due March 2007	5,507,702	5,873,936

Notes payable to various individuals for the acquisition of various staffing entities during 2005. Notes are due at varying dates through December 2007 with monthly payment amounts ranging from $5,833 to $34,891. These notes bear no interest and accordingly management has imputed interest at 7.25% per annum. Balance is shown net of unamortized loan discount of $109,214 and $140,106 at March 31, 2006 and December 31, 2005, respectively.	1,896,121	2,278,981

Demand notes payable to two individuals accruing interest at 5% to 12% per annum, maturity dates are being extended verbally on a month to month basis.	131,500	131,500

Total notes payable and lines of credit	14,646,838	12,024,444

Current portion of notes payable and lines of credit	(8,467,465)	(1,940,746)

Long term portion of notes payable and lines of credit	$6,179,373	$10,083,698

See Note D - Note Payable Related Party, for information about the Credit Agreement with ELS, Inc.

See Note D - Note Payable Related Party, for information about the Note Payable to William Brown.

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE D - NOTE PAYABLE - RELATED PARTY

Notes payable - related party includes borrowings of $91,500 from William Brown, a director and shareholder. The underlying note bears interest at 5% and was due on March 31, 2004. The Company has a verbal agreement to extend the maturity date on a month-to-month basis.

On December 8, 2003, the Company entered into a non-interest bearing short-term credit agreement with ELS, Inc., that provides for borrowings of up to $200,000. ELS, Inc. is a company owned by Ronald Heineman, the Company’s Chief Executive Officer. The underlying promissory note is secured by 400,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. As of March 31, 2006, Resolve had a balance of $5,507,702 outstanding, which includes the note payable for the purchase of ELS of $1,500,000. Balances due under the credit agreement were originally due May 8, 2004, but the agreement was extended on a month-to-month basis, and provided for an additional $100,000 in borrowings. On June 1, 2004, the agreement was amended to extend the line to a maximum of $500,000. During 2005, the agreement was extended for an additional 18 months, becoming due March 31, 2007 with interest due at 3% per annum, and the maximum amount was increased on a case by case basis upon review. Management extended this note on May 11, 2006.

NOTE E - STOCKHOLDERS’ EQUITY

Issuance of Common Stock

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

On March 31, 2006, Resolve agreed to issue a Note Receivable to Mr. Seifer, and related parties, for the purchase of shares underlying the options mentioned above. A note was issued in the aggregate amount of $6 million. As of May 2, 2006, the balance of the note was $5,400,000.

Common Stock Warrants

As of March 31, 2005 there were 851,320 stock warrants outstanding which are due to expire on June 30, 2007. Each warrant has an exercise price of $.75 per share price. All stock warrants are exercisable.

NOTE E - STOCKHOLDERS’ EQUITY (CONTINUED)

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

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the three months ended March 31, 2006 and 2005 amounted to $151,838 and $30,526 respectively.

NOTE G - NET LOSS PER SHARE

Net loss per share is computed based upon the weighted outstanding shares of the Company’s common stock for each period presented. The weighted average number of shares excludes 851,320 common stock equivalents, representing principally warrants and stock options, since the effect of including them would be anti-dilutive.

NOTE H - SUBSEQUENT EVENTS

On April 12, 2006, Resolve Staffing, Inc. announced that it has signed a Letter of Intent to purchase Star Personnel, Inc. Headquartered in Cincinnati, Ohio, Star Personnel (www.starpersonnel.com) is a provider of diversified staffing services. With approximately $20 million in annual sales, and four offices in the Cincinnati/Tri-state area, Star Personnel offers a variety of staffing services including light industrial and office/clerical support. Closing of the transaction is subject to certain due diligence and customary closing conditions.

On April 18, 2006, the Board of Directors of the Company adopted an amendment to the Bylaws of the Company, effective immediately. A copy of the amended Bylaws is included in a Form 8-K filed with the SEC on April 20, 2006.

NOTE I - PROFORMA INFORMATION

The interim financial statements for the three months ended March 31, 2006 and 2005 are presented in accordance with accounting principles generally accepted in the United States of America (GAAP), which requires that the financial results of acquired entities are included in the consolidated financial statements from the date of acquisition. As a result, the consolidated statement of operations do not include the activity of the acquired companies, including the acquisition of Resolve which has been recorded as a reverse acquisition, for the period from January 1, of each period to the respective dates of acquisition.

Presented below is the unaudited pro forma statement of operations for the three months ended March 31, 2005 as if the acquisition of Resolve from related parties (Note A) had been acquired January 1, 2005.

	Actual three months ended March 31, 2005	Pro forma adjustments for Resolve Staffing, Inc.	Adjusted March 31, 2005
Service Revenues	$2,678,450	$45,069	$2,723,519

Cost of Services	2,172,689	-	2,172,689

Gross Margin	505,761	45,069	550,830

Operating Expenses	632,144	63,667	695,811

Profit (Loss) From Operations	(126,383)	(18,598)	(144,981)

Other Income (Expense):
Interest expense	(30526)	(400)	(30926)
Net other expenses	(30526)	(400)	(30926)

Net Loss	$(156,909)	$(18,998)	$(175,907)

Pro-forma earnings per share information for the three months ended March 31, 2005:
Basic weighted average shares outstanding:			14,539,101
Pro forma basic net loss per common share:			$(.01)

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the Company's unaudited consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking information based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

 Results of Operations

As discussed above, the Company entered into a reverse acquisition transaction between ELS and Resolve on February 7, 2005. Prior period amounts presented in the consolidated balance sheets, statements of operations and cash flows reflect the balances of ELS only as ELS is deemed to be the acquirer for accounting purposes.

Our net loss increased from $156,909 for three months ended March 31, 2005 to $496,190 or a $339,281 increase for three months ended March 31, 2006. A discussion of our results of operations is as follows:

Revenues for three months ended March 31, 2005 compared to 2006 increased from $2,687,450 to $17,404,578 or a 548% increase. This increase is attributable to several acquisitions Resolve has completed. In addition, Resolve has opened several new locations and created additional organic growth. As of March 31, 2006, Resolve operated approximately 54 staffing locations throughout the United States.

Our cost of services increased from $2,172,689 for the three months ended March 31, 2005 to $14,184,002 for the three months ended March 31, 2006. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue, our cost of services remained relatively flat. We expect our gross profit margins to increase, as a percent of sales, in the future as we continue to grow our business in higher margin areas such as the truck driver and medical staffing market niches. Moreover, first quarter margins tend to be lower due to the seasonality of the staffing industry. Payroll taxes and employee vacations tend to be higher during the first quarter of the year.

RESOLVE STAFFING, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Resolve expects to improve operating results as both existing acquisitions and the pending merger with ELS are integrated over the remainder of the year. We expect the consolidated entity to have a competitive advantage by offering a turnkey Human Resource Outsourcing (HRO) product line. This competitive advantage should enable Resolve to significantly increase its business opportunities with both existing customers and in new markets. Resolve expects this favorable trend to be realized in the later part of 2006 as the acquisitions are consolidated and synergies are realized.

Selling, General and Administrative expenses (“SG&A”) have increased from $632,144 for the three months ended March 31, 2005 to $3,564,928 for the three months ended March 31, 2006. This increase is attributable to our aggressive growth through acquisitions and opening of new locations. Resolve has grown into a national provider of staffing services with approximately 54 offices from coast to coast. This increase in SG&A expenses includes marketing, salaries, rents, and various other expenses associated with these locations, as well as corporate overhead and infrastructure to support the locations. These costs have decreased from approximately 23.6% to 20.5% as a percent of Sales. This decrease is attributable to the relatively fixed nature of some of the expenses. SG&A also includes non cash related items such as amortization of non compete agreements and depreciation and stock-based compensation expense recorded under the provisions of SFAF 123R.

Interest expense increased from $30,526 in for the three months ended March 31, 2005 to $151,838 for the three months ended March 31, 2006. The increase is attributable to increase debt obligations related to our aggressive acquisition strategy. A majority of our debt is through affiliated parties, including Ron Heineman and ELS, Inc. This is discussed in detail in the footnotes to our financial statements.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $496,190 for the three months ended March 31, 2006 as a result of the matters discussed above. This represents a $339,281 increase in operating loss from the three months ended March 31, 2005. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Resolve has historically experienced fluctuations in its quarterly operating results and expects such fluctuations to continue in the future. The Company's operating results may fluctuate due to a number of factors such as seasonality, wage limits on statutory payroll taxes, workers' compensation, demand and competition for the Company's services and the effect of acquisitions. The Company's revenue levels may fluctuate from quarter to quarter primarily due to the impact of seasonality in the staffing industry. As a result, the Company may have greater revenues and net income in the third and fourth quarters of its fiscal year. Payroll taxes and benefits fluctuate with the level of direct payroll costs, but tend to represent a smaller percentage of revenues and direct payroll later in the Company's fiscal year as federal and state statutory wage limits for unemployment and social security taxes are exceeded by some employees. Workers' compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter and the estimated future costs of such claims. Adverse loss development of prior period claims during a subsequent quarter may also contribute to the volatility in the Company's estimated workers' compensation expense.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a working capital deficit and a stockholders’ equity of $1,560,424 and $13,339, respectively, as of March 31, 2006. The Company has incurred substantial losses and has been dependent upon the financial support of stockholders, management, other related parties and banks.

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

For the three months ended March 31, 2006 we incurred a net loss of $496,190. Of this loss, $131,772 was for depreciation, amortization, and a change in allowance for doubtful accounts and did not represent the use of cash. Of this loss, $119,749 was for stock-based compensation and did not represent the use of cash. Changes in accounts receivable, prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used by operations to $2,945,299.

Our average monthly revenue for the first quarter of 2005 was $892,817, and has increased to a monthly average of $5,801,526 for the first quarter of 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We expect our operating expenses to continue to increase as we attempt to build our brand and expand our customer base. We hope our expenses will be funded from operations and short-term loans from officers, shareholders or others; however, our operations may not provide such funds and we may not be able obtain short-term loans from officers, shareholders or others. Our officers and shareholders are under no obligation to provide additional loans to the company.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There were no changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

RESOLVE STAFFING, INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to currently pending or threatened actions is not expected to materially affect the financial position or results of operations of the Company. Litigation is subject to inherent uncertainties and an adverse result may arise that may harm our business.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the three months ended March 31, 2006.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended March 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no submissions of matters to a vote of shareholders in the three months ended March 31, 2006.

ITEM 5. OTHER INFORMATION

On January 4, 2006, the board of directors of Resolve Staffing elected Steve Ludders to Executive VP, Chief operating Officer of the Company. Mr. Ludders was Regional Director and in charge of business development since joining Resolve. Mr. Ludders' experience includes a former VP of Strategic Planning with Interim Personnel, a $2 billion public staffing firm. Mr. Ludders is an MBA Thunderbird Graduate.

On January 4, 2006, the board of directors of Resolve Staffing elected Scott Horne to Executive VP, Chief Financial Officer of the Company. Mr. Horne was in charge of accounting since joining Resolve. Mr. Horne has extensive experience in finance and accounting for Human Resource Outsourcing companies, including being CFO of a national PEO. Mr. Horne graduated from Xavier University with an MBA in Finance.

On January 4, 2006, the board of directors of Resolve Staffing elected Tom Lawry Controller, Treasurer of the Company. Mr. Lawry has extensive accounting experience in the staffing and PEO markets.

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

On January 19, 2006, Resolve Staffing filed a Form S-8 Registration Statement for the options issued pursuant to the consulting agreement.

RESOLVE STAFFING, INC.

ITEM 5. OTHER INFORMATION (CONTINUED)

On February 22, 2006, Resolve Staffing, Inc. announced that it has reached an agreement in principle to merge with Employee Leasing Services, Inc. (ELS), and certain related affiliates. Headquartered in Cincinnati, Ohio, ELS (www.elshr.com), a professional employer organization (PEO), manages a payroll of over 10,000 worksite employees in over 40 states and has operation and service centers throughout the country. ELS’ 2005 gross (non-GAAP) revenues were over $200 million, which equates to approximately $50 million in net (GAAP) revenues and $3.5 million in Pretax Profit.

Under the terms of the agreement, Resolve will acquire all outstanding shares of ELS for approximately $3 million in cash, a $7 million note and 1.4 million shares of Resolve common stock. Closing of the transaction is subject to certain customary closing conditions and is expected to occur in the second quarter of 2006.

On March 31, 2006, Resolve agreed to issue a Note Receivable to Mr. Seifer, and related parties, for the purchase of shares underlying the options granted on January 9, 2006. A note was issued in the aggregate amount of $6 million. As of May 2, 2006, the balance of the note was $5,400,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K

We filed the following reports on Form 8-K during the first quarter of 2006:

Form 8-K, January 4, 2006, Item 5 - Change in Registrants Officers; Reporting the election of Steve Ludders, Scott Horne, and Tom Lawry as Officers.

Form 8-K, February 24, 2006, Item 8 - Other Events; Reporting an agreement to merge with Employee Leasing Services, Inc. and certain affiliates.

RESOLVE STAFFING, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOLVE STAFFING, INC.

Dated: May 15, 2006	/s/ Ronald Heineman
By: Ronald Heineman, Chief Executive Officer

Dated: May 15, 2006	/s/ Scott Horne
By: Scott Horne, Chief Financial Officer