Form 10QSB
period 2006-06-30
RESOLVE STAFFING INC
filed 2006-08-11
CIK 1106207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2006, there were outstanding 15,752,435 shares of common stock, par value $0.0001, and no shares of preferred stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

RESOLVE STAFFING, INC.
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

RESOLVE STAFFING, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005

ASSETS
	2006	2005
Current Assets:
Cash	$ -	$ -
Accounts receivable, net of allowance for bad debts of $173,614 for 2006 and $96,986 for 2005	13,644,036	6,638,782
Prepaid and other assets	403,106	330,368
Total current assets	14,047,142	6,969,150

Property and Equipment:
Property and equipment	1,203,744	866,196
Less: Accumulated depreciation	(370,307)	(264,935)
Net property and equipment	833,437	601,261

Other Assets:
Goodwill	9,750,454	6,695,579
Non competes, net of accumulated amortization of $326,498 for 2006 and $106,917 for 2005	696,393	231,083
Total other assets	10,446,847	6,926,662

Total Assets	$25,327,426	$14,497,073

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Bank overdraft	$730,660	$205,551
Accounts payable and accrued liabilities	3,024,107	1,011,903
Accounts payable related party	-	825,921
Accrued salaries and payroll taxes	1,722,439	639,474
Notes payable and lines of credit	11,192,720	1,849,246
Notes payable - related parties	91,500	91,500
Total current liabilities	16,761,426	4,623,595

Long Term Liabilities
Notes payable	890,663	4,209,762
Notes payable - related parties	7,369,094	5,873,936
Total long term debt	8,259,757	10,083,698

Total Liabilities	25,021,182	14,707,293

Stockholders’ Equity (Deficit):
Common stock, $.0001 par value, 50,000,000 shares authorized, issued and outstanding: June 30, 2006 - 15,752,435 shares; December 31, 2005 - 15,219,101 shares	1,575	1,522
Paid-in capital	2,107,171	1,187,475
Accumulated deficit	(1,802,502)	(1,399,217)
Total stockholders’ equity (deficit)	306,244	(210,220)

Total Liabilities and Stockholders’ Equity (Deficit)	$25,327,426	$14,497,073

See accompanying notes to these financial statements.

RESOLVE STAFFING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Staffing Services Revenue	$27,670,465	$5,421,811	$45,075,043	$8,100,261

Cost of Staffing Services Revenue	23,266,196	4,337,104	37,450,198	6,509,793

Gross Profit	4,404,269	1,084,707	7,624,845	1,590,468

Operating Expenses	4,144,946	1,197,841	7,709,869	1,829,985

Income (Loss) From Operations	259,323	(113,134)	(85,024)	(239,517)

Other Income (Expense):
Interest expense	(166,423)	(72,731)	(318,261)	(103,257)
Other income (expenses), net	(166,423)	(72,731)	(318,261)	(103,257)

Net Income (Loss)	$92,900	$(185,865)	$(403,285)	$(342,774)

Net Income (Loss) Per Share
Basic	$.00	$(.01)	$(.02)	$(.02)

Diluted	$.00	$(.01)	$(.02)	$(.02)

Weighted Average Number of Shares Used in Loss Per Share Computation:
Basic	19,181,006	14,578,661	17,233,097	14,244,368

Diluted	19,693,564	14,578,661	17,233,097	14,244,368

See accompanying notes to these financial statements.

RESOLVE STAFFING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
Cash Flows From Operating Activities
Net loss	$(403,285)	$(342,774)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	105,370	50,639
Stock based compensation	119,749	10,000
Change in allowance for doubtful accounts	76,628	5,340
Amortization of intangibles		2,091
Amortization of non compete	184,690	-
Decrease (increase) in current assets:
Accounts receivable	(7,081,882)	(913,510)
Prepaid and other assets	(72,738)	7,941
Increase (decrease) in current liabilities:
Accounts payable	1,962,744	281,879
Account payable - related party	(825,921)	-
Accrued salaries and payroll taxes	1,082,965	200,881
Total adjustments	(4,448,395)	(354,739)

Net cash used in operating activities	(4,851,680)	(697,513)

Cash Flows From Investing Activities
Acquisition of net assets of subsidiaries, net of cash	2,072,415	(346,000)
Purchase of property and equipment	(157,546)	(118,706)
Net cash used in investing activities	(2,229,961)	(464,706)

Cash Flows From Financing Activities
Increase in (Repayment of) bank overdraft	525,109	(37,871)
Stock purchase	800,000	-
Proceeds from line of credit	5.695,573	1,710,071
Repayment of notes payable	(1,434,199)	(53,179)
Proceeds from (repayment of) loans payable - related party	1,495,158	(400,873)
Net cash provided by financing activities	7,081,641	1,218,148

Net Increase in Cash	-	55,929

Cash, Beginning of the Period	-	75,356

Cash, End of the Period	$-	$131,285

RESOLVE STAFFING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the quarter ended March 31, 2006, Resolve issued a note receivable to a consultant in the amount of $6,000,000 for the purchase of 4,000,000 shares of the Company’s common stock. As of June 30, 2006, $800,000 (533,334 shares purchased) was paid towards the note. On June 30, 2006, the agreement was terminated and the note receivable was canceled and the remaining balance of common stock issued (3,566,666 shares) was canceled.

During the six months ended June 30, 2006, Resolve acquired all of the assets and ownership of 4 unrelated entities. In conjunction with these transactions Resolve issued notes payable in the amount of $1,763,000 and accrued $49,460 of contingent expenses in exchange for 100% of the ownership interest in 4 entities with 11 staffing locations. The fair value of the assets and liabilities assumed, on the date of acquisition were as follows:

Property and equipment	$10,000
Goodwill	1,802,460
Total	$1,812,460

On February 7, 2005, Resolve Staffing purchased the staffing division of ELS. In connection with the Combination on February 7, 2005, described below in the Basis of Presentation section of the notes to consolidated financial statements, ELS was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with U.S. generally accepted accounting principles generally accepted in the United States. In conjunction with this transaction, Resolve issued 13,000,000 shares of restricted common stock valued at $130,000 and a note payable in the amount of $1,500,000 in exchange for 100% of the ownership interest in 3 entities with 10 staffing locations. The fair value of the assets and liabilities assumed, on the date of acquisition were as follows:

Accounts receivable	$30,457
Prepaid and other assets	48,483
Property and equipment	15,280
Goodwill	2,026,496
Accounts payable and accrued liabilities	(71,472)
Notes payable	(419,244)

Total	$1,630,000

See accompanying notes to these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Nature of Operations

Resolve Staffing, Inc., (“Resolve” or the “Company”) was organized under the laws of the State of Nevada on April 9, 1998. The Company is a national provider of outsourced human resource services with approximately 63 offices reaching from California to New York. Resolve provides a full range of supplemental staffing and outsourced solutions, including solutions for temporary, temporary-to-hire, or direct hire staffing in the medical, truck driver, clerical, office administration, customer service, professional and light industrial categories.

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

On January 3, 2006, Resolve Staffing elected three new officers. Steve Ludders has been promoted to Executive VP, Chief Operating Officer of the Company. Scott Horne has been promoted to Executive VP, Chief Financial Officer of the Company. Tom Lawry has been promoted to Controller, Treasurer of the Company.

On January 24, 2006, Resolve Staffing acquired R & R Staffing Services, Inc., located in Syracuse, New York. With $3 million in annual revenue, this acquisition gave Resolve its 13th office in various Northeast markets.

On February 22, 2006, Resolve Staffing announced that it has reached an agreement in principle to merge with Employee Leasing Services, Inc. (ELS Inc.), and certain related affiliates. Headquartered in Cincinnati, Ohio. ELS Inc., a professional employer organization (PEO), manages a payroll of over 10,000 worksite employees in over 40 states and has operation and service centers throughout the country. ELS Inc.’s 2005 gross (non-GAAP) revenues were over $200 million, which equates to approximately $50 million in net (GAAP) revenues and $3.5 million in Pretax Profit. Under the terms of the agreement, Resolve will acquire all outstanding shares of ELS Inc. for approximately $3 million in cash, a $7 million note and 1.4 million shares of Resolve common stock. On July 5, 2006, Resolve Staffing announced the merger had been delayed until further notice. While the companies will continue to move forward with the proposed merger, a new closing date has yet to be set. There is no certainty that Resolve will be able to consummate a transaction with ELS. In any event, Resolve will immediately announce a new closing date, or if merger discussion have been terminated, as soon as any revised dates or discussions have been set.

On March 27, 2006, Resolve Staffing acquired Ready Nurses LLC, a Fulton, Missouri based medical staffing firm. Ready Nurses provides a variety of medical staffing services including travel nurses and other healthcare related professionals. With $800,000 in annual sales, this acquisition was Resolve’s fourth in the burgeoning medical staffing industry.

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION (CONTINUED)

On April 18, 2006, the Board of Directors of Resolve Staffing, Inc. declared a dividend distribution of one right for each outstanding share of the Company's Common Stock, $.0001 par value per share (“Common Stock”), to stockholders of record at the close of business on May 26, 2006 (the “Record Date”). The Board of Directors of the Company also authorized the issuance of one Right for each share of Common Stock issued after the Record Date. Additional details are provided on an 8-K filed on April 21, 2006.

On May 5, 2006, Resolve Staffing acquired Steadystaff, a Baltimore/Washington D. C. based staffing firm. Steadystaff provides a variety of staffing services including temporary staffing, temp-to-perm, and permanent placement services. Steadystaff provides staffing services to a rapidly expanding client base. The company provides qualified employees in a variety of fields including accounting, administrative, light industrial, and other difficult-to-find professions. With $3 million in annual sales, this acquisition is Resolve's first in the burgeoning Baltimore/Washington D. C. market.

On June 1, 2006, Resolve Staffing announced that it has completed the acquisition of Star Personnel. Star Personnel (www.starpersonnel.com), headquartered in Cincinnati, Ohio, is a provider of diversified staffing services with eight offices in the Cincinnati/tri-state market. With approximately $20 million in annual sales (unaudited), Star Personnel offers a variety of staffing services including light industrial and office/clerical support.

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
JUNE 30, 2006

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

Acquisition of Entities from Unrelated Parties

During the six months ended June 30, 2006, Resolve Staffing, Inc., entered into purchase agreements (“Agreements”), to acquire all of the assets and/or ownership of multiple privately-held entities owned and operated by unrelated parties. Pursuant to the acquisition agreements, Resolve acquired the temporary employee staffing locations from the newly acquired entities.

Resolve issued notes payable and accrued contingent expenses in exchange for the assets and liabilities of the above staffing entities as described below. The following table summarizes the estimated fair value, of the assets acquired and liabilities assumed, on the date of acquisition:

Property and equipment	$180,000
Noncompete	650,000
Goodwill	3,054,876
Total	$3,884,876

To date the books and records of the locations acquired from unrelated parties during 2006 have not been audited, and therefore the allocation of the purchase price is subject to refinement.

In conjunction with the acquisitions from all parties during the six months ended June 30, 2006, approximately $3,054,876 has been assigned to goodwill. All of the goodwill is expected to be deductible for tax purposes.

The financial results of these acquired entities are included in the consolidated financial statements from the date of acquisition.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the six months ended June 30, 2006 and 2005 have been included.

These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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

Principles of Consolidation

The consolidated financial statements at June 30, 2006 include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in preparing the accompanying financial statements.

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

Stock Based Employee Compensation

Resolve accounts for and reports its stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), Financial Accounting Standards Board Interpretation No, 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). Accordingly, compensation cost for stock options and warrants are measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the stock option exercise price. Resolve accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under SFAS 123, stock option awards issued to non-employees are accounted for at their fair value on the date issued, where fair value is determined using the Black-Scholes option pricing method. In December 2004, The Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 123 (Revised), "Shared-Based Payment" (SFAS 123R). This standard revises SFAS No. 123, Accounting Principles Board Option 25 and related interpretations, and eliminates use of the intrinsic value method of accounting for stock options. The Company currently uses the intrinsic value method to value stock options, and, accordingly, no compensation expense has been recognized for stock options. SFAS 123R requires that all employee share-based payments to employees, including stock options, be valued using a fair-value-based method and recorded as expense in the statement of operations. For the Company, SFAS 123R will first be effective for its December 31, 2006 financial statements. This new Statement will not affect accounting for the Company's stock options currently outstanding, but it will affect financial statement disclosures about those stock options, and it will change the accounting for stock options issued subsequent to January 1, 2006.

Furthermore, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as well as estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification. The Company has recognized approximately $120,000 as a result of SFAS No. 123R as of June 30, 2006.

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION (CONTINUED)

Recent Accounting Principles

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140. This statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. SFAS No. 155: (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (e) eliminates restrictions on a qualifying special-purpose entity's ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. SFAS No. 155 also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS No. 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the Company's financial statements.

NOTE B - LIQUIDITY AND MANAGEMENT’S PLANS

As reflected in the accompanying financial statements, the Company has a net working capital deficit and stockholders’ equity of $2,714,284 and $306,244, respectively, as of June 30, 2006. To date, The Company has incurred substantial losses and has been dependent upon the financial support of stockholders, management and other related parties.

Management has successfully obtained additional financial resources, which the Company believes will support operations until profitability can be sustained. These financial resources include financing from both related and non-related third parties, as discussed in the accompanying footnotes to the financial statements. There can be no assurance that management will be successful in these efforts. The financial statements do not reflect any adjustments that may arise as a result of this uncertainty.

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE C - NOTES PAYABLE AND LINES OF CREDIT

Notes payable and lines of credit as of June 30, 2006 and December 31, 2005 are as follows:

	2006	2005
Lines of credit to two banks totaling $9,500,000, interest payable monthly at rates ranging from prime to 8.50%, maturing September 2006 and February 2007. Borrowings under this note are limited to 80% of the Company’s accounts receivable balance which have been outstanding for less than 90 days.	$9,037,500	$3,341,927

Note payable to a bank, principal and interest payable monthly of $9,845, maturing September 2009. Interest is payable on the principal balance outstanding at a rate of 6.6% per annum.	351,677	398,100

Notes payable to ELS Inc., accruing interest at 3% per annum, due September 2007	7,369,094	5,873,936

Notes payable to various individuals for the acquisition of various staffing entities during 2005 and 2006. Notes are due at varying dates through June 2008 with monthly payment amounts ranging from $5,833 to $41,664. One note bears interest at 2.875% per annum. The other notes bear no interest and accordingly management has imputed interest at 7.25% per annum. Balance is shown net of unamortized loan discount of $91,702 and $140,106 at June 30, 2006 and December 31, 2005, respectively.	2,654,206	2,278,981

Demand notes payable to two individuals accruing interest at 5% to 12% per annum, maturity dates are being extended verbally on a month to month basis.	131,500	131,500

Total notes payable and lines of credit	19,543,977	12,024,444

Current portion of notes payable and lines of credit	(11,284,220)	(1,940,746)

Long term portion of notes payable and lines of credit	$8,259,757	$10,083,698

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

On December 8, 2003, the Company entered into a non-interest bearing short-term credit agreement with ELS, Inc., that provides for borrowings of up to $200,000. ELS, Inc. is a company owned by Ronald Heineman, the Company’s Chief Executive Officer. The underlying promissory note is secured by 400,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. As of June 30, 2006, Resolve had a balance of $7,369,094 outstanding, which includes the note payable for the purchase of ELS of $1,500,000. Balances due under the credit agreement were originally due May 8, 2004, but the agreement was extended on a month-to-month basis, and provided for an additional $100,000 in borrowings. On June 1, 2004, the agreement was amended to extend the line to a maximum of $500,000. During 2005, the agreement was extended for an additional 18 months, becoming due March 31, 2007 with interest due at 3% per annum, and the maximum amount was increased on a case by case basis upon review. Management extended this note during 2006 to become due September 2007.

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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

On March 31, 2006, Resolve agreed to issue a Note Receivable to Mr. Seifer, and related parties, for the purchase of shares underlying the options mentioned above. A note was issued in the aggregate amount of $6 million. As of June 30, 2006, the balance of the note was $5,200,000. The agreement was terminated on June 30, 2006 and the remaining balance of 3,566,666 shares was canceled.

Common Stock Warrants

As of June 30, 2006, there were 851,320 stock warrants outstanding which are due to expire on June 30, 2007. Each warrant has an exercise price of $.75 per share price. All stock warrants are exercisable.

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
JUNE 30, 2006

NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the six months ended June 30, 2006 and 2005 amounted to $318,261 and $103,257 respectively.

NOTE G - NET LOSS PER SHARE

Net loss per share is computed based upon the weighted outstanding shares of the Company’s common stock for each period presented. The weighted average number of shares excludes 851,320 common stock equivalents, representing principally warrants and stock options, since the effect of including them would be anti-dilutive.

NOTE H - SUBSEQUENT EVENTS

On July 5, 2006 Resolve Staffing, Inc. announced that the proposed merger with ELS has been delayed until further notice. On February 22, 2006, Resolve Staffing, Inc. and Employee Leasing Services, Inc. entered into a merger agreement. Resolve and ELS contemplated that the merger would be completed by June 30, 2006. Subsequent to the February 22, 2006 announcement, Resolve has acquired two additional staffing firms with annual sales totaling over $20 million. Because of these acquisitions, and unexpected filing and accounting issues, the merger with ELS was delayed until further notice. While the companies will continue to move forward with the proposed merger, a new closing date has yet to be set. There is no certainty that Resolve will be able to consummate a transaction with ELS. In any event, Resolve will immediately announce a new closing date, or if merger discussions have been terminated, as soon as any revised dates or discussions have been set.

NOTE I - PROFORMA INFORMATION

The interim financial statements for the six months ended June 30, 2006 and 2005 are presented in accordance with accounting principles generally accepted in the United States of America (GAAP), which requires that the financial results of acquired entities are included in the consolidated financial statements from the date of acquisition. As a result, the consolidated statements of operations do not include the activity of the acquired companies, including the acquisition of Star Personnel (and Direct Staffing) and the acquisition of Resolve, which has been recorded as a reverse acquisition, for the period from January 1, of each period to the respective dates of acquisition.

Presented below is the unaudited pro forma statement of operations for the three months ended June 30, 2006 as if the acquisition of Star Personnel had been completed April 1, 2006.

	Actual three months ended June 30, 2006	Pro forma adjustments for Star Personnel, Inc.	Adjusted June 30, 2006
Service Revenues	$27,670,465	$2,725,520	$30,395,985

Cost of Services	23,266,196	1,699,552	24,965,748

Gross Margin	4,404,269	1,025,968	5,430,237

Operating Expenses	4,144,946	757,911	4,902,857

Profit (Loss) From Operations	259,323	268,057	527,380

Other Income (Expense):
Interest expense	(166,423)	-	(166,423)
Net other expenses	(166,423)	-	(166,423)

Net Income	$92,900	$268,057	$360,957

Pro-forma earnings per share information for the six months ended June 30, 2006:
Basic weighted average shares outstanding: Diluted weighted average shares outstanding			19,181,006 19,693,564
Pro forma basic net income per common share: Pro forma diluted net income per common share			$.02 $.02

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE I - PROFORMA INFORMATION (CONTINUED)

Presented below is the unaudited pro forma statement of operations for the six months ended June 30, 2006 as if the acquisition of Star Personnel had been completed January 1, 2006.

	Actual six months ended June 30, 2006	Pro forma adjustments for Star Personnel, Inc.	Adjusted June 30, 2006
Service Revenues	$45,075,043	$6,665,403	$51,740,446

Cost of Services	37,450,198	4,614,832	42,065,030

Gross Margin	7,624,845	2,050,571	9,675,416

Operating Expenses	7,709,869	2,073,399	9,783,268

Profit (Loss) From Operations	(85,024)	(22,828)	(107,852)

Other Income (Expense):
Interest expense	(318,261)	(93)	(318,354)
Net other expenses	(318,261)	(93)	(318,354)

Net Loss	$(403,285)	$(22,921)	$(426,206)

Pro-forma earnings per share information for the six months ended June 30, 2006:
Basic weighted average shares outstanding:			17,233,097
Pro forma basic net loss per common share:			$(.02)

Presented below is the unaudited pro forma statement of operations for the three months ended June 30, 2005 as if the acquisition of Star Personnel had been completed April 1, 2005.

	Actual three months ended June 30, 2005	Pro forma adjustments for Star Personnel, Inc.	Adjusted June 30, 2005
Service Revenues	$5,421,811	$3,716,267	$9,138,078

Cost of Services	4,337,104	2,528,976	6,866,080

Gross Margin	1,084,707	1,187,291	2,271,998

Operating Expenses	1,197,841	998,116	2,195,957

Profit (Loss) From Operations	(113,134)	189,175	76,041

Other Income (Expense):
Interest expense	(72,731)	(11,411)	(84,142)
Net other expenses	(72,731)	(11,411)	(84,142)

Net Loss	$(185,865)	$177,764	$(8,101)

Pro-forma earnings per share information for the three months ended June 30, 2006:
Basic weighted average shares outstanding:			14,578,661
Pro forma basic net loss per common share:			$.00

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE I - PROFORMA INFORMATION (CONTINUED)

Presented below is the unaudited pro forma statement of operations for the six months ended June 30, 2005 as if the acquisition of Resolve, from related parties (Note A), and Star Personnel had been completed January 1, 2005.

	Actual six months ended June 30, 2005	Pro forma Adjustments for Resolve Staffing, Inc.	Pro forma Adjustment for Star Personnel, Inc.	Adjusted June 30, 2005
Service Revenues	$8,100,261	$45,069	$7,664,985	$15,810,315

Cost of Services	6,509,793	-	5,400,029	11,909,822

Gross Margin	1,590,468	45,069	2,264,956	3,900,493

Operating Expenses	1,829,985	63,667	2,099,640	3,993,292

Profit (Loss) From Operations	(239,517)	(18,598)	165,316	(92,799)

Other Income (Expense):
Interest expense	(103,257)	(400)	(18,686)	(122,343)
Net other expenses	(103,257)	(400)	(18,686)	(122,343)

Net Loss	$(342,774)	$(18,998)	$146,630	$(215,142)

Pro-forma earnings per share information for the six months ended June 30, 2005:
Basic weighted average shares outstanding:				14,244,368
Pro forma basic net loss per common share:				$(.02)

The Company has been unable to obtain the necessary information to present pro-forma financial information reflecting the combined operations of Resolve Staffing, Inc, and certain of the various acquired staffing locations from unrelated parties, for the period ended June 30, 2006 and 2005. This current Report on Form 10-QSB/A will be supplemented by amendment to provide the necessary comparative pro-forma information as soon as the information becomes available.

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005.

Our net income increased from a loss of $185,865 for three months ended June 30, 2005 to a profit of $92,900 or a $278,765 increase for three months ended June 30, 2006. A discussion of our results of operations is as follows:

Revenues for three months ended June 30, 2005 compared to 2006 increased from $5,421,811 to $27,670,465 or a 410% increase. This increase is attributable to several acquisitions Resolve has completed. In addition, Resolve has opened several new locations and created additional organic growth. As of June 30, 2006, Resolve operated approximately 63 staffing locations throughout the United States.

RESOLVE STAFFING, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our cost of services increased from $4,337,104 for the three months ended June 30, 2005 to $23,266,196 for the three months ended June 30, 2006. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue, our cost of services increased from 80% in 2005 to 84% in 2006. This increase in our cost of sales is attributable to changes in our sales mix. In addition to standard staffing services, Resolve also offers human resource outsourcing services, such as payroll processing. While our staffing margins continue to remain constant, the increase in revenues attributable to payroll processing, which has lower margins, causes our costs of sales to increase, as a percent of sales. We expect our gross profit margins for staffing services to increase, as a percent of sales, in the future as we continue to grow our business in higher margin areas such as the truck driver and medical staffing market niches. However, as we continue to increase revenues from other services, such as payroll processing, we expect overall gross margins to continue to fluctuate.

Resolve expects to see continuing improvement in operating results as both existing acquisitions and organic growth are integrated over the remainder of the year. We expect to have a competitive advantage by offering a turnkey Human Resource Outsourcing (HRO) product line. This competitive advantage should enable Resolve to significantly increase its business opportunities with both existing customers and in new markets. Resolve expects this favorable trend to be realized in the later part of 2006 as the acquisitions are consolidated and synergies are realized.

Selling, General and Administrative expenses (“SG&A”) have increased from $1,197,841 for the three months ended June 30, 2005 to $4,144,946 for the three months ended June 30, 2006. This increase is attributable to our aggressive growth through acquisitions and opening of new locations. Resolve has grown into a national provider of staffing services with approximately 63 offices from coast to coast. This increase in SG&A expenses includes marketing, salaries, rents, and various other expenses associated with these locations, as well as corporate overhead and infrastructure to support the locations. These costs have decreased from approximately 22% to 15% as a percent of Sales. This decrease is attributable to the relatively fixed nature of some of the expenses. SG&A also includes non cash related items such as amortization of noncompete agreements and depreciation. Moreover, operating expenses include an approximately $200,000 bad-debt write-off that occurred in the second quarter of 2006.

Interest expense increased from $72,731 for the three months ended June 30, 2005 to $166,423 for the three months ended June 30, 2006. The increase is attributable to increase debt obligations related to our aggressive acquisition strategy. A majority of our debt is through affiliated parties, including Ron Heineman and ELS, Inc. This is discussed in detail in the footnotes to our financial statements.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net income of $92,900 for the three months ended June 30, 2006 as a result of the matters discussed above. This represents a $278,765 increase in operating profit from the three months ended June 30, 2005. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

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

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a net working capital deficit and a stockholders’ equity of $2,714,284 and $306,244, respectively, as of June 30, 2006. While the Company has achieved profitability, we have incurred substantial losses and have been dependent upon the financial support of stockholders, management, other related parties and banks.

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

Our average monthly revenue for the second quarter of 2005 was $1,807,270, and has increased to a monthly average of $9,223,488 for the second quarter of 2006.

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

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005.

Our net loss increased from a loss of $342,774 for six months ended June 30, 2005 to a net loss of $403,285 or a $60,511 increase for six months ended June 30, 2006. A discussion of our results of operations is as follows:

Revenues for six months ended June 30, 2005 compared to 2006 increased from $8,100,261 to $45,075,043 or a 456% increase. This increase is attributable to several acquisitions Resolve has completed. In addition, Resolve has opened several new locations and created additional organic growth. As of June 30, 2006, Resolve operated approximately 63 staffing locations throughout the United States.

Our cost of services increased from $6,509,793 for the six months ended June 30, 2005 to $37,450,198 for the six months ended June 30, 2006. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue, our cost of services increased from 80% in 2005 to 83% in 2006. This increase in our cost of sales is attributable to changes in our sales mix. In addition to standard staffing services, Resolve also offers human resource outsourcing services, such as payroll processing. While our staffing margins continue to remain constant, the increase in revenues attributable to payroll processing, which has lower margins, causes our costs of sales to increase, as a percent of sales. We expect our gross profit margins for staffing services to increase, as a percent of sales, in the future as we continue to grow our business in higher margin areas such as the truck driver and medical staffing market niches. However, as we continue to increase revenues from other services, such as payroll processing, we expect overall gross margins to continue to fluctuate.

Resolve expects to see continuing improvement in operating results as both existing acquisitions and organic growth are integrated over the remainder of the year. We expect to have a competitive advantage by offering a turnkey Human Resource Outsourcing (HRO) product line. This competitive advantage should enable Resolve to significantly increase its business opportunities with both existing customers and in new markets. Resolve expects this favorable trend to be realized in the later part of 2006 as the acquisitions are consolidated and synergies are realized.

Selling, General and Administrative expenses (“SG&A” or “Operating expenses”) have increased from $1,829,985 for the six months ended June 30, 2005 to $7,709,869 for the six months ended June 30, 2006. This increase is attributable to our aggressive growth through acquisitions and opening of new locations. Resolve has grown into a national provider of staffing services with approximately 63 offices from coast to coast. This increase in SG&A expenses includes marketing, salaries, rents, and various other expenses associated with these locations, as well as corporate overhead and infrastructure to support the locations. These costs have decreased from approximately 23% to 17% as a percent of Sales. This decrease is attributable to the relatively fixed nature of some of the expenses. SG&A also includes non cash related items such as amortization of noncompete agreements and depreciation. Moreover, operating expenses include an approximate $200,000 bad-debt write-off that occurred in the second quarter of 2006.

Interest expense increased from $103,257 for the six months ended June 30, 2005 to $318,261 for the six months ended June 30, 2006. The increase is attributable to increase debt obligations related to our aggressive acquisition strategy. A majority of our debt is through affiliated parties, including Ron Heineman and ELS, Inc. This is discussed in detail in the footnotes to our financial statements.

RESOLVE STAFFING, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $403,285 for the six months ended June 30, 2006 as a result of the matters discussed above. This represents a $60,511 increase in net loss from the six months ended June 30, 2005. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

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

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a net working deficit and a stockholders’ equity of $2,714,284 and $306,244, respectively, as of June 30, 2006. While the Company has achieved profitability, we have incurred substantial losses and have been dependent upon the financial support of stockholders, management, other related parties and banks.

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

For the six months ended June 30, 2006 we incurred a net loss of $403,285. Our expenses include $366,688 for depreciation, amortization, and a change in allowance for doubtful accounts and did not represent the use of cash. The expenses also include $119,749 for stock-based compensation and did not represent the use of cash. Changes in accounts receivable, prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used by operations to $4,851,680.

Our average monthly revenue for the first six months of 2005 was $1,350,044, and has increased to a monthly average of $7,512,507 for the first six months of 2006.

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

RESOLVE STAFFING, INC.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the six months ended June 30, 2006.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the six months ended June 30, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no submissions of matters to a vote of shareholders in the six months ended June 30, 2006.

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

On March 31, 2006, Resolve agreed to issue a Note Receivable to Mr. Seifer, and related parties, for the purchase of shares underlying the options granted on January 9, 2006. A note was issued in the aggregate amount of $6 million. The agreement was terminated on June 30, 2006 and the remaining balance of 3,566,666 shares and the note balance of $5,200,000 were canceled.

On April 18, 2006, the Board of Directors of Resolve Staffing, Inc. declared a dividend distribution of one right for each outstanding share of the Company's Common Stock, $.0001 par value per share (“Common Stock”), to stockholders of record at the close of business on May 26, 2006 (the “Record Date”). The Board of Directors of the Company also authorized the issuance of one Right for each share of Common Stock issued after the Record Date and prior to the earliest of the Distribution Date (as defined below), the redemption of the Rights and the expiration of the Rights and, in certain circumstances, after the Distribution Date. Additional details are provided on an 8-K filed on April 21, 2006.

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

(b) Reports of Form 8-K

We filed the following reports on Form 8-K during the first and second quarter of 2006:

Form 8-K, January 4, 2006, Item 5 - Change in Registrants Officers; Reporting the election of Steve Ludders, Scott Horne, and Tom Lawry as Officers.

Form 8-K, February 24, 2006, Item 8 - Other Events; Reporting an agreement to merge with Employee Leasing Services, Inc. and certain affiliates.

Form 8-K, April 18, 2006, Item 8 - Other Events; Reporting a Letter of Intent to purchase Star Personnel, Inc.

Form 8-K, April 21, 2006, Item 2 - Results of Operations and Financial Conditions; Reporting the Company’s results for the year ended December 31, 2005, and Item 5 - Amendment to Articles of Incorporation or Bylaws; Reporting the adoption of an amendment to the Bylaws of the Company by the Board of Directors.

Form 8-K, May 17, 2006, Item 2 - Results of Operations and Financial Conditions; Reporting the Company’s results for the quarter ended March 31, 2006.

RESOLVE STAFFING, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOLVE STAFFING, INC.

Dated: August 11, 2006	/s/ Ronald Heineman
By: Ronald Heineman, Chief Executive Officer

Dated: August 11, 2006	/s/ Scott Horne
By: Scott Horne, Chief Financial Officer