Form 10QSB
period 2006-09-30
RESOLVE STAFFING INC
filed 2006-11-14
CIK 1106207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTMEBER 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2006, there were outstanding 18,342,741 shares of common stock, par value $0.0001, and no shares of preferred stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

RESOLVE STAFFING, INC.
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

RESOLVE STAFFING, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

ASSETS
	2006	2005
Current Assets:
Cash	$ -	$ -
Accounts receivable, net of allowance for bad debts of $235,330 for 2006 and $96,986 for 2005	16,191,543	6,638,782
Prepaid and other assets	306,767	330,368
Total current assets	16,498,310	6,969,150

Property and Equipment:
Property and equipment	1,225,751	866,196
Less: Accumulated depreciation	(429,338)	(264,935)
Net property and equipment	796,413	601,261

Other Assets:
Goodwill	10,059,829	6,695,579
Non competes, net of accumulated amortization of $504,199 for 2006 and $106,917 for 2005	613,546	231,083
Total other assets	10,673,375	6,926,662

Total Assets	$27,968,098	$14,497,073

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Bank overdraft	$1,285,746	$205,551
Accounts payable and accrued liabilities	4,718,945	1,011,903
Accounts payable related party	-	825,921
Accrued salaries and payroll taxes	2,394,169	639,474
Notes payable and lines of credit	10,810,205	1,849,246
Notes payable - related parties	91,500	91,500
Total current liabilities	19,300,565	4,623,595

Long Term Liabilities
Notes payable	568,304	4,209,762
Notes payable - related parties	6,689,139	5,873,936
Total long term debt	7,257,443	10,083,698

Total Liabilities	26,558,008	14,707,293

Stockholders’ Equity (Deficit):
Common stock, $.0001 par value, 50,000,000 shares authorized, issued and outstanding: September 30, 2006 - 15,856,055 shares; December 31, 2005 - 15,219,101 shares	1,585	1,522
Paid-in capital	2,307,161	1,187,475
Accumulated deficit	(898,656)	(1,399,217)
Total stockholders’ equity (deficit)	1,410,090	(210,220)

Total Liabilities and Stockholders’ Equity (Deficit)	$27,968,098	$14,497,073

See accompanying notes to these financial statements.

RESOLVE STAFFING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Staffing Services Revenue	$43,703,819	$8,913,453	$88,778,862	$17,013,714

Cost of Staffing Services Revenue	38,268,759	7,373,319	75,718,957	13,883,111

Gross Profit	5,435,060	1,540,134	13,059,905	3,130,603

Operating Expenses	4,252,762	1,437,002	11,962,626	3,266,987

Income (Loss) From Operations	1,182,298	103,132	1,097,279	(136,384)

Other Income (Expense):
Interest expense	(278,457)	(33,758)	(596,718)	(137,017)
Other expenses, net	(278,457)	(33,758)	(596,718)	(137,017)

Net Income (Loss)	$903,841	$69,374	$500,561	$(273,401)

Net Income (Loss) Per Share
Basic	$0.06	$0.00	$0.03	($0.02)

Diluted	$0.06	$0.00	$0.03	($0.02)

Weighted Average Number of Shares Used in Income (Loss) Per Share Computation:
Basic	15,780,425	14,709,210	16,669,315	14,401,018

Diluted	16,202,305	15,560,530	17,183,363	14,401,018

See accompanying notes to these financial statements.

RESOLVE STAFFING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
Cash Flows From Operating Activities
Net income (loss)	$500,561	$(273,401)
Adjustments to reconcile net income ( loss) to cash used in operating activities:
Depreciation and amortization	164,400	106,896
Stock based compensation	119,749	15,000
Change in allowance for doubtful accounts	138,344	17,042
Amortization of intangibles	-	44,340
Amortization of non compete	362,991	-
Decrease (increase) in current assets:
Accounts receivable	(9,691,105)	(2,583,823)
Prepaid and other assets	23,601	(255,864)
Increase (decrease) in current liabilities:
Accounts payable	3,625,259	(290,054)
Account payable - related party	(825,921)
Accrued salaries and payroll taxes	1,754,695	203,382
Total adjustments	(4,327,987)	(2,743,081)

Net cash used in operating activities	(3,827,426)	(3,016,482)

Cash Flows From Investing Activities
Acquisition of net assets of subsidiaries, net of cash	(2,261,298)	-
Goodwill and non-compete agreements	(50,353)	(680,000)
Purchase of property and equipment	(179,552)	(286,272)
Net cash used in investing activities	(2,491,203)	(966,272)

Cash Flows From Financing Activities
Increase in bank overdraft	1,080,195	144,067
Stock purchase	800,000	-
Proceeds from line of credit	5,594,573	(400,000)
Borrowings from (repayment of) notes payable	(1,971,342)	2,809,879
Proceeds from loans payable - related party	815,203	1,353,452
Net cash provided by financing activities	6,318,629	3,907,398

Net Increase in Cash	-	(75,356)

Cash, Beginning of the Period	-	75,356

Cash, End of the Period	$-	$-

RESOLVE STAFFING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the quarter ended March 31, 2006, Resolve Staffing, Inc. issued a note receivable to a consultant in the amount of $6,000,000 for the purchase of 4,000,000 shares of the Company’s common stock. As of June 30, 2006, $800,000 (533,334 shares purchased) was paid towards the note. On June 30, 2006, the agreement was terminated and the note receivable was canceled and the remaining balance of common stock issued (3,566,666 shares) was canceled.

During the nine months ended September 30, 2006, Resolve Staffing, Inc. acquired all of the assets and ownership of 4 unrelated entities. In conjunction with these transactions Resolve issued notes payable in the amount of $1,696,270 and accrued $49,460 of contingent expenses and 100,000 contingent shares valued at $200,000 in exchange for 100% of the ownership interest in 4 entities with 11 staffing locations. The fair value of the assets and liabilities assumed, on the date of acquisition were as follows:

Property and equipment	$10,000
Goodwill	1,935,730
Total	$1,945,730

On February 7, 2005, Resolve Staffing purchased the staffing division of ELS Personnel Services (ELS). In connection with the Combination on February 7, 2005, described below in the Basis of Presentation section of the notes to consolidated financial statements, ELS was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. In conjunction with this transaction, Resolve issued 13,000,000 shares of restricted common stock valued at $130,000 and a note payable in the amount of $1,500,000 in exchange for 100% of the ownership interest in 3 entities with 10 staffing locations. The fair value of the assets and liabilities assumed, on the date of acquisition were as follows:

Accounts receivable	$30,457
Prepaid and other assets	48,483
Property and equipment	15,280
Goodwill	2,026,496
Accounts payable and accrued liabilities	(71,472)
Notes payable	(419,244)

Total	$1,630,000

See accompanying notes to these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Nature of Operations

Resolve Staffing, Inc., (“Resolve” or the “Company”) was organized under the laws of the State of Nevada on April 9, 1998. The Company is a national provider of outsourced human resource services with approximately 74 offices, as of October 31, 2006, reaching from California to New York. Resolve provides a full range of supplemental staffing and outsourced solutions, including solutions for temporary, temporary-to-hire, or direct hire staffing in the medical, truck driver, clerical, office administration, customer service, professional and light industrial categories.

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

On February 22, 2006, Resolve Staffing announced that it has reached an agreement in principle to merge with Employee Leasing Services, Inc. (ELS Inc.), and certain related affiliates. Headquartered in Cincinnati, Ohio. ELS Inc., a professional employer organization (PEO), manages a payroll of over 10,000 worksite employees in over 40 states and has operation and service centers throughout the country. ELS Inc.’s 2005 gross (non-GAAP) revenues were over $200 million, which equates to approximately $50 million in net (GAAP) revenues and $3.5 million in Pretax Profit. On July 5, 2006, Resolve Staffing announced the merger had been delayed until further notice. The transaction with ELS, Inc. was subsequently closed on October1, 2006.

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
SEPTEMBER 30, 2006

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

On September 13, 2006, Resolve Staffing announced that a closing date had been set for the proposed merger with ELS, Inc. The merger closed on October 1, 2006. ELS, Inc. (www.elshr.com), which is owned by Ron Heineman, Resolve's CEO and largest shareholder, manages a payroll of over 10,000 worksite employees in over 40 states with operations and service centers throughout the country. ELS Inc.’s 2005 gross (non-GAAP) revenues were over $200 million. Moreover, ELS, Inc. is currently on a run rate for approximately $300 million gross (non-GAAP) annualized revenue, which equates to approximately $60 million net (GAAP) revenue.

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

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

The acquisition of the ELS entities was treated as a reverse acquisition for financial accounting purposes and therefore the accompanying comparative financial information is that of ELS rather than the historical financial statements of Resolve Staffing, Inc.

In connection with the Combination on February 7, 2005, described below in the Basis of Presentation section of the notes to consolidated financial statements, ELS, Inc. was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. In conjunction with this transaction, Resolve Staffing, Inc. issued 13,000,000 shares of restricted common stock valued at $130,000, a note payable in the amount of $1,500,000, and paid cash of $17,125, in exchange for 100% of the ownership interest in 4 entities with 10 staffing locations. The fair value of the assets and liabilities assumed, on the date of acquisition were as follows:

Accounts receivable	$ 30,457
Prepaid and other assets	56,378
Property and equipment	15,280
Goodwill	2,035,679
Accounts payable and accrued liabilities	(71,425)
Notes payable	(419,244)

Total	$ 1,647,125

Acquisition of Entities from Unrelated Parties

During the nine months ended September 30, 2006, Resolve Staffing, Inc., entered into purchase agreements (“Agreements”), to acquire all of the assets and/or ownership of multiple privately-held entities owned and operated by unrelated parties. Pursuant to the acquisition agreements, Resolve acquired the temporary employee staffing locations from the newly acquired entities.

Resolve issued notes payable and accrued contingent expenses in exchange for the assets and liabilities of the above staffing entities as described below. The following table summarizes the estimated fair value, of the assets acquired and liabilities assumed, on the date of acquisition:

Property and equipment	$180,000
Noncompete	650,000
Goodwill	3,364,251
Total	$4,194,251

To date the books and records of the locations acquired from unrelated parties during 2006 have not been audited, and therefore the allocation of the purchase price is subject to refinement.

In conjunction with the acquisitions from all parties during the nine months ended September 30, 2006, approximately $3,364,251 has been assigned to goodwill. All of the goodwill is expected to be deductible for tax purposes.

The financial results of these acquired entities are included in the consolidated financial statements from the date of acquisition.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements are unaudited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the nine months ended September 30, 2006 and 2005 have been included.

These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Principles of Consolidation

The consolidated financial statements at September 30, 2006 include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in preparing the accompanying financial statements.

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

Furthermore, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as well as estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification. The Company has recognized approximately $120,000 as a result of SFAS No. 123R as of September 30, 2006.

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

NOTE B - LIQUIDITY AND MANAGEMENT’S PLANS

As reflected in the accompanying financial statements, the Company has a net working capital deficit and stockholders’ equity of $2,802,255 and $1,410,090, respectively, as of September 30, 2006. To date, The Company has incurred substantial losses and has been dependent upon the financial support of stockholders, management and other related parties.

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

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE C - NOTES PAYABLE AND LINES OF CREDIT

Notes payable and lines of credit as of September 30, 2006 and December 31, 2005 are as follows:

	2006	2005
Lines of credit to two banks totaling $9,500,000, interest payable monthly at rates ranging from prime to 8.50%, maturing September 2006 and February 2007. Borrowings under these notes are limited to 80% of the Company’s accounts receivable balance which have been outstanding for less than 90 days.	$8,936,500	$3,341,927

Note payable to a bank, principal and interest payable monthly of $9,845, maturing September 2009. Interest is payable on the principal balance outstanding at a rate of 6.6% per annum.	327,942	398,100

Notes payable to ELS Inc., accruing interest at 3% per annum, due September 2007.	6,689,139	5,873,936

Notes payable to various individuals for the acquisition of various staffing entities during 2005 and 2006. Notes are due at varying dates through June 2008 with monthly payment amounts ranging from $5,833 to $41,664. One note bears interest at 2.875% per annum. The other notes bear no interest and accordingly management has imputed interest at 7.25% per annum. Balance is shown net of unamortized loan discount of $98,472 and $140,106 at September 30, 2006 and December 31, 2005, respectively.	2,074,067	2,278,981

Demand notes payable to two individuals accruing interest at 5% to 12% per annum, maturity dates are being extended verbally on a month to month basis.	131,500	131,500

Total notes payable and lines of credit	18,159,148	12,024,444

Current portion of notes payable and lines of credit	(10,901,705)	(1,940,746)

Long term portion of notes payable and lines of credit	$7,257,443	$10,083,698

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

On December 8, 2003, the Company entered into a non-interest bearing short-term credit agreement with ELS, Inc., that provides for borrowings of up to $200,000. ELS, Inc. is a company owned by Ronald Heineman, the Company’s Chief Executive Officer. The underlying promissory note is secured by 400,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. As of September 30, 2006, Resolve had a balance of $6,689,139 outstanding, which includes the note payable for the purchase of ELS of $1,500,000. Balances due under the credit agreement were originally due May 8, 2004, but the agreement was extended on a month-to-month basis, and provided for an additional $100,000 in borrowings. On June 1, 2004, the agreement was amended to extend the line to a maximum of $500,000. During 2005, the agreement was extended for an additional 18 months, becoming due March 31, 2007 with interest due at 3% per annum, and the maximum amount was increased on a case by case basis upon review. In October, 2006 the note was consolidated as part of the merger with ELS.

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

On March 31, 2006, Resolve agreed to issue a Note Receivable to Mr. Seifer, and related parties, for the purchase of shares underlying the options mentioned above. A note was issued in the aggregate amount of $6 million. Prior to June 30, 2006 $800,000 was paid on this note. The agreement was terminated on June 30, 2006 and the remaining balance of 3,466,666 shares was canceled.

Common Stock Warrants

As of September 30, 2006, there were 843,820 stock warrants outstanding which are due to expire on June 30, 2007. Each warrant has an exercise price of $.75 per share price. All stock warrants are exercisable.

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

NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the nine months ended September 30, 2006 and 2005 amounted to $596,718 and $137,015 respectively.

NOTE G - NET LOSS PER SHARE

Net loss per share is computed based upon the weighted outstanding shares of the Company’s common stock for each period presented. The weighted average number of shares for the nine months ended September 30, 2005 excludes 843,820 common stock equivalents, representing principally warrants and stock options, since the effect of including them would be anti-dilutive.

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE H - SUBSEQUENT EVENTS

On September 13, 2006, Resolve Staffing announced that a closing date had been set for the proposed merger with ELS, Inc. The transaction was closed on October 1, 2006. As part of the consideration, Resolve Staffing issued 1,486,685 shares of its common stock to the selling shareholders of ELS, Inc. Additionally, Resolve agreed to issue notes payable totaling approximately $16.6 million and pay certain other settlement amounts described in the ELS, Inc. purchase agreement. Moreover, Resolve Staffing issued 1,000,000 shares of its common stock to investors for an aggregate of $1.5 million.

On October 16, 2006, Resolve Staffing announced the acquisition of Power Personnel, a New York based staffing firm with annual sales of approximately $12 million. With seven offices in the upstate New York market, Power Personnel provides a variety of temporary staffing, permanent placement and payroll management services. Resolve acquired all of the stock of Power Personnel for cash and the issuance of notes payable. Total to be paid for Power is anticipated to be $3,420,000.

Because the owners of ELS, Inc. held the majority of the Company’s outstanding common stock after the merger of ELS, Inc. and Resolve, as well as the Company’s analysis of the other criteria used for determining which entity is the accounting acquirer under SFAS No. 141, ELS, Inc. is deemed to be the acquiring company for accounting purposes and the merger of ELS, Inc. and Resolve has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States. The audited financial statements of Resolve for each of the two years ended December 31, 2004 and 2005 are included in the Resolve Staffing, Inc. Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2005. The audited financial statements of ELS, Inc. for the three years ended December 31, 2005 are expected to be included in the Resolve Staffing, Inc. amended report on Form 8-K pertaining to this acquisition which is expected to be filed prior to December 14, 2006.

NOTE I - SEGMENT INFORMATION

As a result of the merger with ELS, Inc. the Company will be operating in two segments which are temporary staffing and professional employer organization. The Company’s operations for both of these segments are conducted throughout the United States.

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE J - PROFORMA INFORMATION

The interim financial statements for the nine months ended September 30, 2006 and 2005 are presented in accordance with accounting principles generally accepted in the United States of America (GAAP), which requires that the financial results of acquired entities are included in the consolidated financial statements from the date of acquisition. As a result, the consolidated statement of operations do not include the activity of the acquired companies, including the acquisition of Star Personnel (and Direct Staffing) and the acquisition of Resolve by ELS, Inc. on October 1, 2006, which has been recorded as a reverse acquisition, and the acquisition of Power Personnel, Inc. on October 11, 2006, for the period from January 1, of each period to the respective dates of acquisition.

Presented below is the unaudited pro forma condensed combined consolidated balance sheet at September 30, 2006.

	Resolve Staffing, Inc.	Power Personnel, Inc.	ELS, Inc.	Power Consolidation		ELS Consolidation		Total
Current Assets:
Cash	$ -	$ 322,681	$ -	$ -		$ -		$ 322,681
Accounts receivable, net of allowance	16,191,543	1,437,310	469,486	-		-		18,098,339
Notes receivable	-	-	6,689,139	-		(6,689,139)	c)	-
Prepaid and other assets	306,767	43,353	182,436	-		-		532,556
Total current assets	16,498,310	1,803,344	7,341,061	-		(6,689,139)	c)	18,953,576
Property and Equipment:
Property and equipment	1,225,751	115,787	984,232	-		-		2,325,770
Less: Accumulated depreciation	(429,338)	(69,964)	(527,721)	-		-		(1,027,023)
	796,413	45,823	456,511	-		-		1,298,747
Other assets:
Other assets	-	-	389,996	-		-		389,996
Goodwill	10,059,829	-	545,079	(10,346)	a)	1,070,137	c)	34,305,787
				3,542,000	b)	(1,051,235)	d)
						389,996	e)
						2,447,246	c)
						16,663,857	c)
						486,411	e)
						8,360	e)
						154,453	c)
Non competes, net of accumulated amortization	613,546	-	-	-		-		613,546
Total other assets	10,673,375	-	935,075	3,531,654		20,169,225		35,309,329
Total assets	$27,968,098	$1,849,167	$8,732,647	$3,531,654		$13,480,086		$55,561,652

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

	Resolve Staffing, Inc.	Power Personnel, Inc.	ELS, Inc.	Power Consolidation		ELS Consolidation		Total
Current Liabilities:
Bank overdraft	$1,285,746	$ -	$1,888,032	$ -		$ -		$3,173,778
Accounts payable and accrued liabilities	4,718,945	197,123	3,491,751	-		-		8,407,819
Accrued salaries and payroll taxes	2,394,169	388,229	2,221,766	-		-		5,004,164
Notes payable and lines of credit	10,810,205	78,799	1,150,000	2,108,500	b)	-		14,147,504
Notes payable - related party	91,500	-	-	-		-		91,500
Total current	19,300,565	664,151	8,751,549	2,108,500		-		30,824,765
Long term liabilities:
Notes payable	568,304	1,174,670	-	1,433,500	b)	-		3,176,474
Notes payable - related parties	6,689,139	-	-	-		389,996	e)	16,048,624
						16,663,857	c)
						(6,689,139)	c)
						486,411	e)
						8,360	e)
						(1,500,000)	f)
Unrealized gain on sale	-	-	1,051,235	-		(1,051,235)	d)	-
Total long term debt	7,257,443	1,174,670	1,051,235	1,433,500		8,308,250		19,225,098
Total liabilities	26,558,008	1,838,821	9,802,784	3,542,000		8,308,250		50,049,863
Stockholders’ Equity (Deficit)
Common stock	1,585	500	5,810	(500)	a)	(5,810)	c)	1,834
						140	c)
						100	f)
						9	c)
Paid-in capital	2,307,161	-	192,496	-		(192,496)	c)	6,408,611
						2,447,106	c)
						1,499,900	f)
						154,444	c)
Accumulated equity (deficit)	(898,656)	9,846	(1,268,443)	(9,846)	a)	1,268,443	c)	(898,656)
Total stockholders’ equity/ (deficit)	1,410,090	10,346	(1,070,137)	(10,346)		5,171,836		5,511,789
Total Liabilities and Stockholders’ Equity (deficit)	$27,968,098	$1,849,167	$8,732,647	$3,531,654		$13,480,086		$55,561,652

See accompanying notes to the unaudited pro forma condensed combined consolidated financial statements

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Presented below is the unaudited pro forma condensed combined consolidated statement of operations for the nine months ended September 30, 2006 as if the acquisition of Star Personnel, Power Personnel, and ELS, Inc. had been completed January 1, 2006.

	Resolve Actual	Star Personnel, Inc.	Power Personnel, Inc.	ELS, Inc.	Pro-forma September 30, 2006
Service Revenues	$88,778,862	$6,665,403	$7,679,844	$38,199,540	$141,323,649

Cost of Services	75,718,957	4,614,832	6,190,000	32,426,391	118,950,180

Gross Margin	13,059,905	2,050,571	1,489,844	5,773,149	22,373,469

Operating Expenses	11,962,626	2,073,399	1,414,420	5,595,527	21,045,972

Profit (Loss) From Operations	1,097,279	(22,828)	75,424	177,622	1,327,497

Other Income (Expense):
Interest expense	(596,718)	(93)	(107,848)	-	(704,659)
Net other expenses	(596,718)	(93)	(107,848)	-	(704,659)

Net (Loss) Income	$500,561	$(22,921)	$(32,424)	$177,622	$622,838

Pro-forma earnings per share information for the nine months ended September 30, 2006:
Basic weighted average shares outstanding:					19,158,613
Pro forma basic net income per common share:					0.03
Pro forma fully diluted weighted average shares outstanding:					19,672,661
Pro forma fully diluted net income per common share:					0.03

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Presented below is the unaudited pro forma condensed combined consolidated statement of operations, using non-GAAP results with gross PEO revenue, for the nine months ended September 30, 2006 as if the acquisition of Star Personnel, Power Personnel, and ELS, Inc. had been completed January 1, 2006.

	Resolve Actual	Star Personnel, Inc.	Power Personnel, Inc.	NON-GAAP ELS, Inc.	NON-GAAP Pro-forma September 30, 2006
Service Revenues	$88,778,862	$6,665,403	$7,679,844	$218,411,872	$321,535,981

Cost of Services	75,718,957	4,614,832	6,190,000	212,638,723	299,162,512

Gross Margin	13,059,905	2,050,571	1,489,844	5,773,149	22,373,469

Operating Expenses	11,962,626	2,073,399	1,414,420	5,595,527	21,045,972

Profit (Loss) From Operations	1,097,279	(22,828)	75,424	177,622	1,327,497

Other Income (Expense):
Interest expense	(596,718)	(93)	(107,848)	-	(704,659)
Net other expenses	(596,718)	(93)	(107,848)	-	(704,659)

Net (Loss) Income	$500,561	$(22,921)	$(32,424)	$177,622	$622,838

Pro-forma earnings per share information for the nine months ended September 30, 2006:
Basic weighted average shares outstanding:					19,158,613
Pro forma basic net income per common share:					0.03
Pro forma fully diluted weighted average shares outstanding:					19,672,661
Pro forma fully diluted net income per common share:					0.03

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTES TO THE UNAUDITED PRO FORMA CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

a)
Reflects the acquisition of Power Personnel, Inc. which will be accounted for under the purchase method of accounting. Accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities in the unaudited pro forma condensed combined consolidated balance sheet based on our preliminary assessment. The final allocation of the purchase price may result in differences from the pro forma amounts included herein.

b)	Reflects the payment of $675,000 at closing and the issuance of short term and long term notes payable in the amount of $2,867,000 for the acquisition of Power Personnel, Inc. described above.
c)
Reflects the acquisition of ELS, Inc. which will be accounted for as a reverse acquisition under the purchase method of accounting for business combinations. Accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities in the unaudited pro forma condensed combined consolidated balance sheet based on our preliminary assessment. The final allocation of the purchase price may result in differences from the pro forma amounts included herein. Also reflects the reclassification of the note receivable from Resolve Staffing which is included in the purchase price of approximately $16.6 million in the form of Notes payable to the former shareholders of ELS, Inc. and the issuance of 1,398,426 shares of common stock for the purchase of ELS, Inc. In addition, 88,259 shares are being held in escrow pending the approval by the state of Florida for the purchase of ELS Florida.

d)
Reflects the elimination of the unrealized gain recorded by ELS, Inc. on the sale of ELS to Resolve Staffing, Inc. during 2005 which remained on the balance sheet of ELS, Inc. as of September 30, 2006.

e)
Reflects the adjustment to the purchase price for the investment in the common stock of the workers’ compensation provider due to the former shareholders of ELS, Inc., the adjustment for the excess workers’ compensation policy paid which is due to the former shareholders of ELS, Inc., and the adjustment for the payment of deposits recorded by ELS, Inc. as of September 30, 2006.

f)	Reflects the sale of 1.0 million shares of Resolve Staffing, Inc. common stock and the repayment of related party notes payable to the former shareholders of ELS, Inc.

RESOLVE STAFFING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005.

Our net income increased from $69,374 for the three months ended September 30, 2005 to $903,841, an $834,467 increase for three months ended September 30, 2006. A discussion of our results of operations is as follows:

Revenues for three months ended September 30, 2005 compared to 2006 increased from $8,913,453 to $43,703,819 or a 390% increase. This increase is attributable to several acquisitions Resolve has completed. In addition, Resolve has opened several new locations and created additional organic growth. As of September 30, 2006, Resolve operated approximately 67 staffing locations throughout the United States.

RESOLVE STAFFING, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our cost of services increased from $7,373,319 for the three months ended September 30, 2005 to $38,268,759 for the three months ended September 30, 2006. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue, our cost of services increased from 82.7% in 2005 to 87.6% in 2006. This increase in our cost of sales is attributable to changes in our sales mix. In addition to standard staffing services, Resolve also offers human resource outsourcing services, such as payroll processing. While our staffing margins continue to remain constant, the increase in revenues attributable to payroll processing, which has lower margins, causes our costs of sales to increase, as a percent of sales. We expect our gross profit margins for staffing services to increase, as a percent of sales, in the future as we continue to grow our business in higher margin areas such as the truck driver and medical staffing market niches. However, as we continue to increase revenues from other services, such as payroll processing, we expect overall gross margins to continue to fluctuate.

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

Selling, General and Administrative expenses (“SG&A”) have increased from $1,437,002 for the three months ended September 30, 2005 to $4,252,762 for the three months ended September 30, 2006. This increase is attributable to our aggressive growth through acquisitions and opening of new locations. Resolve has grown into a national provider of staffing services with approximately 67 offices from coast to coast. This increase in SG&A expenses includes marketing, salaries, rents, and various other expenses associated with these locations, as well as corporate overhead and infrastructure to support the locations. These costs have decreased from approximately 16.1% to 9.7% as a percent of Sales. This decrease is attributable to the relatively fixed nature of some of the expenses. SG&A also includes non cash related items such as amortization of noncompete agreements and depreciation.

Interest expense increased from $33,758 for the three months ended September 30, 2005 to $278,457 for the three months ended September 30, 2006. The increase is attributable to increase debt obligations related to our aggressive acquisition strategy. A majority of our debt is through affiliated parties, including Ron Heineman and ELS, Inc. This is discussed in detail in the footnotes to our financial statements.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net income of $903,841 for the three months ended September 30, 2006 as a result of the matters discussed above. This represents an $834,467 increase in operating profit from the three months ended September 30, 2005. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

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

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a net working capital deficit and a stockholders’ equity of $2,802,255 and $1,410,090, respectively, as of September 30, 2006. While the Company has achieved profitability, we have incurred substantial losses and have been dependent upon the financial support of stockholders, management, other related parties and banks.

RESOLVE STAFFING, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Management has successfully obtained additional financial resources, which the Company believes will support operations.. These financial resources include financing from both related and non-related third parties, as discussed in the footnotes to the financial statements. There can be no assurance that management will be successful in these efforts. The financial statements do not reflect any adjustments that may arise as a result of this uncertainty.

Our average monthly revenue for the third quarter of 2005 was $2,971,151, and has increased to a monthly average of $14,567,940 for the third quarter of 2006.

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

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005.

Our net income increased from a loss of $273,401 for the nine months ended September 30, 2005 to a net income of $500,561 or a $773,962 increase for the nine months ended September 30, 2006. A discussion of our results of operations is as follows:

Revenues for nine months ended September 30, 2005 compared to 2006 increased from $17,013,714 to $88,778,862 or a 422% increase. This increase is attributable to several acquisitions Resolve has completed. In addition, Resolve has opened several new locations and created additional organic growth. As of September 30, 2006, Resolve operated approximately 67 staffing locations throughout the United States.

Our cost of services increased from $13,883,111 for the nine months ended September 30, 2005 to $75,718,957 for the nine months ended September 30, 2006. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue, our cost of services increased from 81.6% in 2005 to 85.3% in 2006. This increase in our cost of sales is attributable to changes in our sales mix. In addition to standard staffing services, Resolve also offers human resource outsourcing services, such as payroll processing. While our staffing margins continue to remain constant, the increase in revenues attributable to payroll processing, which has lower margins, causes our costs of sales to increase, as a percent of sales. We expect our gross profit margins for staffing services to increase, as a percent of sales, in the future as we continue to grow our business in higher margin areas such as the truck driver and medical staffing market niches. However, as we continue to increase revenues from other services, such as payroll processing, we expect overall gross margins to continue to fluctuate.

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

Selling, General and Administrative expenses (“SG&A” or “Operating expenses”) have increased from $3,266,987 for the nine months ended September 30, 2005 to $11,962,626 for the nine months ended September 30, 2006. This increase is attributable to our aggressive growth through acquisitions and opening of new locations. Resolve has grown into a national provider of staffing services with approximately 67 offices from coast to coast as of September, 30, 2005. This increase in SG&A expenses includes marketing, salaries, rents, and various other expenses associated with these locations, as well as corporate overhead and infrastructure to support the locations. These costs have decreased from approximately 19% to 13% as a percent of Sales. This decrease is attributable to the relatively fixed nature of some of the expenses. SG&A also includes non cash related items such as amortization of noncompete agreements and depreciation.

Interest expense increased from $137,017 for the nine months ended September 30, 2005 to $596,718 for the nine months ended September 30, 2006. The increase is attributable to increase debt obligations related to our aggressive acquisition strategy. A majority of our debt is through affiliated parties, including Ron Heineman and ELS, Inc. This is discussed in detail in the footnotes to our consolidated financial statements.

RESOLVE STAFFING, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

No provision for income taxes have been reflected or recorded on these financial statements. We recognized a net income of $500,561 for the nine months ended September 30, 2006 as a result of the matters discussed above. This represents a $773,962 increase in net income from the nine months ended September 30, 2005. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

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

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a net working deficit and a stockholders’ equity of $2,802,255 and $1,410,090, respectively, as of September 30, 2006. While the Company has achieved profitability, we have incurred substantial losses and have been dependent upon the financial support of stockholders, management, other related parties and banks.

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

For the nine months ended September 30, 2006 we recognized a net income of $500,561. Our expenses include $665,735 for depreciation, amortization, and a change in allowance for doubtful accounts and did not represent the use of cash. The expenses also include $119,749 for stock-based compensation and did not represent the use of cash. Changes in accounts receivable, prepaid and other expenses, offset by increases in accounts payable, payroll, salary, and other accruals brought the total cash used by operations to $3,877,779.

Our average monthly revenue for the first nine months of 2005 was $1,890,413, and has increased to a monthly average of $9,864,318 for the first nine months of 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

RESOLVE STAFFING, INC.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the nine months ended September 30, 2006.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the nine months ended September 30, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no submissions of matters to a vote of shareholders in the nine months ended September 30, 2006.

ITEM 5. OTHER INFORMATION

On January 4, 2006, the board of directors of Resolve Staffing elected Steve Ludders to Executive VP, Chief operating Officer of the Company. Mr. Ludders was Regional Director and in charge of business development since joining Resolve Staffing, Inc. Mr. Ludders' experience includes a former VP of Strategic Planning with Interim Personnel, a $2 billion public staffing firm. Mr. Ludders is an MBA Thunderbird Graduate.

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

RESOLVE STAFFING, INC.

ITEM 5. OTHER INFORMATION (CONTINUED)

On February 22, 2006, Resolve Staffing, Inc. announced that it has reached an agreement in principle to merge with Employee Leasing Services, Inc. (ELS, Inc.), and certain related affiliates. Headquartered in Cincinnati, Ohio, ELS, Inc. (www.elshr.com), a professional employer organization (PEO), manages a payroll of over 10,000 worksite employees in over 40 states and has operation and service centers throughout the country. ELS, Inc.’ 2005 gross (non-GAAP) revenues were over $200 million, which equates to approximately $50 million in net (GAAP) revenues and $3.5 million in Pretax Profit.

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

During July 2006, an individual received 3,621 common shares in a cashless conversion of 7,500 exercisable warrants.

On October 1, 2006, the Board of Directors of Resolve Staffing, Inc. approved the sale of 1.0 million units to a group of accredited investors, each unit consiting of one share of common stock, one warrant for the purchase of one share of common stock for $2.00, one warrant for teh purchase of one share of common stock for $3.00. The purchase of each unit was $1.50 per unit.

The Company is in receipt of a Determination and Assessment from the State of Michigan, Department of Labor & Economic Growth, Unemployment Insurance Agency seeking payment of amounts totaling $9,505,212. The Company and legal counsel believe that this assessment is baseless and without merit and intends to contest this assessment vigorously. As of September 30, 2006, no amount is accrued in the Company’s financial statements as the matter is deemed groundless and outside the authority of the Agency.

The Company is in receipt of letters from the State of Ohio sales tax auditors indicating their intention to make an assessment on employee leasing or co-employment sales. The Company conducts its business through written contracts of at least one year, and claims exemption from the sales tax auditor’s position. We continue to work with the sales tax auditors to have this matter dismissed. As of September 30, 2006, no amount is accrued in the Company’s financial statements as the Company and legal counsel believe this assessment is groundless.

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

(b) Reports of Form 8-K

We filed the following reports on Form 8-K during the first, second, and third quarter of 2006:

Form 8-K, January 4, 2006, Item 5 - Change in Registrants Officers; Reporting the election of Steve Ludders, Scott Horne, and Tom Lawry as Officers.

RESOLVE STAFFING, INC.

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

Form 8-K, May 17, 2006, Item 2 - Results of Operations and Financial Conditions; Reporting the Company’s results for the quarter ended March 31, 2006.

Form 8-K, August 11, 2006, Item 2 - Results of Operations and Financial Conditions; Reporting the Company’s results for the quarter ended June 30, 2006.

RESOLVE STAFFING, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOLVE STAFFING, INC.

Dated: November 13, 2006	/s/ Ronald Heineman
By: Ronald Heineman, Chief Executive Officer

Dated: November 13, 2006	/s/ Scott Horne
By: Scott Horne, Chief Financial Officer