Form 10KSB/A
period 2005-12-31
RESOLVE STAFFING INC
filed 2007-03-29
CIK 1106207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A-1

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

ITEM 7. FINANCIAL STATEMENTS.

RESOLVE STAFFING, INC.
FORM 10-KSB FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

INDEX TO FINANCIAL STATEMENTS

Report of PKF, Certified Public Accountants, A Professional Corporation, for Year Ended December 31, 2005
Report of PKF, Certified Public Accountants, A Professional Corporation, for Year Ended December 31, 2004
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004
Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004
Notes to Consolidated Financial Statements

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
A Professional Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Owners
ELS Personnel Services
Cincinnati, Ohio

We have audited the accompanying combined balance sheet of ELS Personnel Services (the “Company”) (a group of commonly controlled entities) as of December 31, 2004, and the related combined statements of operations, changes in member’s/shareholder’s equity, and cash flows for the year then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the combined financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of ELS Personnel Services as of December 31, 2004, and the combined results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

January 11, 2007	PKF
San Diego, California	Certified Public Accountants
A Professional Corporation

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

See accompanying notes.

RESOLVE STAFFING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Cash Flows From Operating Activities
Net loss	$(488,322)	$(55,904)
Adjustments to reconcile net loss to net cash flows from operating activities:
Stock-based compensation	58,000	-
Depreciation	71,586	10,120
Change in allowance for doubtful accounts	78,022	-
Amortization of non-compete agreements	106,917	-
Changes in operating assets and liabilities:
Accounts receivable	(5,404,372)	(830,296)
Prepaid and other assets	269,854	(239,322)
Accounts payable and accrued liabilities	547,078	265,307
Payables to related party	825,921	-
Accrued salaries and payroll taxes	244,206	58,081

Net cash flows used in operating activities	(3,691,110)	(792,014)

Cash Flows From Investing Activities
Purchases of property and equipment	(172,517)	-
Acquisition of net assets of subsidiaries, net of cash	(1,941,480)
Net cash flows used in investing activities	(2,113,997)	-

Cash Flows From Financing Activities
Bank overdraft Borrowings (paydowns) on line of credit	167,680 (400,000)	21,734 400,000
Proceeds from notes payable	3,914,919	519,177
Paydowns on notes payable Borrowings from related parties	(1,164,107) 6,713,463	- -
Paydowns on related party debt	(3,502,204)	(73,541)
Net cash provided by financing activities	5,729,751	867,370

Net Increase (Decrease) in Cash	(75,356)	75,356

Cash, Beginning of the Period	75,356	-

Cash, End of the Period	$-	$75,356

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

Employee Leasing Services, Inc., operated 4 locations and acquired the 7 temporary employee staffing locations throughout fiscal 2004. ELS Inc. acquired Five Star Staffing, Inc. which consisted of 3 locations, in August 2004, Five Star Staffing (NY), Inc., which consisted of 3 locations, in November 2004 and American Staffing Resources, Ltd which consisted of 1 location, in November 2004. Prior to ELS Inc.’s acquisition of these entities, these entities were owned and operated by unrelated third parties in various locations throughout Florida, New York and Ohio.

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

RESOLVE STAFFING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2005 and 2004 is summarized as follows:

	2005	2004
Computer software	$148,420	$-
Computers	129,846	-
Furniture and fixtures	383,677	111,815
Leasehold improvements	50,887	47,117
Office equipment	153,366	153,366
Total property and equipment	866,196	312,298
Less, accumulated depreciation	(264,935)	(162,342)
Net property and equipment	$601,261	$149,956

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

The future maturities of minimum lease payments under the Company’s operating leases are as follows:

Operating
Year	leases

2006	$637,165
2007	485,548
2008	332,285
2009	185,242
2010	85,838

Total minimum lease payments	$1,726,078

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

Employment Agreements

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

On March 31, 2006, Mr. Seifer issued a note to the Company for exercise of the options under this agreement. Prior June 30, 2006, 533,334 options were fully paid for. On June 30, 2006 the agreement was rescinded and the note receivable for the remaining shares was cancelled.

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

On October 1, 2006, Resolve entered into a merger agreement with ELS, Inc. The merger of Resolve and ELS, Inc. will create a national human resource outsourcing provider.

On October 11, 2006, Resolve acquired KFT, Inc. (dba Power Personnel), a New York based staffing firm with annual sales of approximately $12 million (unaudited). Power Personnel, located in Rochester, NY, has seven offices in the upstate New York market. Power Personnel provides a variety of temporary staffing, permanent placement and payroll management services. The acquisition gives Resolve a total of 16 staffing offices in the State of New York and 74 nationwide.

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

Resolve Staffing, Inc., a Nevada Corporation

Dated March 29, 2007	By: /s/ Ronald Heineman
Ronald Heineman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title Date
/s/ Ronald Heineman		March 29, 2007
Ronald Heineman	Chief Executive Officer and Director

/s/ Donald Quarterman, Jr.		March 29, 2007
Donald Quarterman, Jr.	Director

/s/ William Brown		March 29, 2007
William Brown	Director

/s/ William Walton		March 29, 2007
William Walton	Director