Form 10-K
period 2006-12-31
RESOLVE STAFFING INC
filed 2007-04-16
CIK 1106207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2006.

Commission File Number 000-29485

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [].

Check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as indicated by Exchange Act Rule 12 b-2). Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant, computed by reference to the closing sale price of such common equity as quoted on the Over the Counter Electronic Bulletin Board of $2.99 per share as of December 31, 2006 was $13,066,638.

As of March 15, 2007, the registrant had 19,428,511 shares of common stock, par value $.0001 per share, outstanding.

Page - 1

Resolve Staffing, Inc.
2006 Annual Report on Form 10-K

Page - 2

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

The following information includes statements that are forward looking in nature. The accuracy of such statements depends on a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under “Business - Factors Influencing Future Results and Accuracy of Forward-Looking Statements” included in PART I of this report and Management’s Discussion and Analysis of Financial Conditions and Results of Operations. When used in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, and actual results could differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-K.

PART I

ITEM 1. BUSINESS

About Us

Resolve Staffing, Inc., headquartered in Cincinnati, Ohio, is a national provider of outsourced human resource services with approximately 74 offices reaching from California to New York. Resolve provides a full range of human resource outsourcing services, including Professional Employer Organization (“PEO”) services and solutions for temporary, temporary-to-hire, or direct hire staffing in the medical, truck driver, clerical, office administration, customer service, professional and light industrial categories.

We offer a comprehensive range of human resource management services to help small and medium-sized businesses manage the increasing costs and complexities of a broad array of employment-related issues. We believe that the combination of these two principal services, PEO and staffing, enables us to provide our clients with a unique blend of services not offered by our competition. Our platform of human resource outsourcing (“HRO”) services is built upon our expertise in payroll processing, employee benefits and administration, workers' compensation coverage, effective risk management and workplace safety programs and human resource administration.

In a PEO arrangement, we enter into a contract to become a co-employer of the client's existing workforce and assume responsibility for some or all of the client's human resource management responsibilities. Staffing services include on-demand or short-term staffing assignments, long-term or indefinite-term contract staffing and comprehensive on-site management. Our staffing services also include direct placement services, which involve fee-based search efforts for specific employee candidates at the request of our PEO clients, staffing customers or other companies.

On October 1, 2006, Resolve Staffing, Inc., entered into an equity purchase agreement (“Agreement”), to purchase Employee Leasing Services, Inc. (“ELS”) (the “Combination”), a privately-held company located in Cincinnati, Ohio. The Company’s Chief Executive Officer and Director, Ronald Heineman, is a principal shareholder, officer and director of ELS. Pursuant to the equity purchase agreement, Resolve acquired the ownership interest in the group of companies which comprised ELS.

In connection with the Combination on October 1, 2006, ELS was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. The acquisition of the ELS entities was treated as a reverse acquisition for financial accounting purposes and therefore the accompanying comparative financial information is that of ELS rather than the historical financial statements of Resolve Staffing, Inc. The financial information for 2006 includes the consolidated balances and consolidated results of operations of the individual entities which comprise Resolve. The combined results of operations for the acquired entities include the activities of each entity from the date of acquisition to December 31, 2006.

Our ability to offer clients a broad range of services allows us to become an outsourced human resource department and strategic partner for our clients. We believe our approach allows our clients to focus on their core business rather than human resources, thus making them more productive.

Our Business

Resolve Staffing focuses on meeting our clients' flexible human resource outsourcing needs, targeting opportunities in a fragmented; growing market that we believe has been under-served by large, full-service staffing and PEO companies. Significant benefits to clients include providing the ability to outsource the recruiting and many logistical aspects of their human resource needs, as well as converting the fixed cost of employees to the variable cost of outsourced services. A summary of our Payroll Administration Services and Aggregation of Statutory and Non-Statutory Employee Benefits Services are as follows:

Page - 3

•
Professional Employer Organization - In a PEO arrangement, we enter into a contract to become a co-employer of the client's existing workforce and assume responsibility for some or all of the client's human resource management responsibilities.

•
Payroll Administration Services - We assume responsibility for our employees for payroll and attendant record-keeping, payroll tax deposits, payroll tax reporting, and all federal, state, payroll tax reports (including 941s, 940s, W-2s, W-3s, W-4s and W-5s), state unemployment taxes, employee file maintenance, unemployment claims and monitoring and responding to changing regulatory requirements.

•
Aggregation of Statutory and Non-Statutory Employee Benefits Services - We provide workers' compensation and unemployment insurance to our service employees. Workers' compensation is a state-mandated comprehensive insurance program that requires employers to fund medical expenses, lost wages, and other costs that result from work related injuries and illnesses, regardless of fault and without any co-payment by the employee. Unemployment insurance is an insurance tax imposed by both federal and state governments. Our human resources and claims administration departments monitor and review workers' compensation for loss control purposes.

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

The Market

The Human Resource Outsourcing (HRO) market is large and growing rapidly. Some of the key factors driving growth include the desire of businesses to outsource non-core business functions, to reduce regulatory compliance risk, to rationalize the number of service providers that they use, and to reduce costs by integrating human resource systems and processes.

The outsourcing of business processes represents a growing trend within the United States. By utilizing the expertise of outsourcing service providers, businesses are able to reduce processing costs and administrative burdens while at the same time offering competitive benefits for their employees. The technical capabilities, knowledge and operational expertise that we have built, along with our broad portfolio of services for clients, have enabled us to capitalize on the growing business processing outsourcing trend.

Our goal is to become a leading national provider of HRO services for small and medium-sized businesses. We seek to differentiate our strategic position by offering a full spectrum of PEO and staffing services. We believe that the integrated nature of our service platform assists our clients and customers in successfully aligning and strengthening their organizational structure to meet the demands of their businesses. In pursuit of this goal, we have adopted the operating and growth strategies described below to provide the framework for our future growth, while maintaining the quality and integrity of our current service offerings.

Competition

The HRO industry is characterized by intense competition. In staffing, we compete with many small providers in addition to several large public companies, including Ablest, Inc., Spherion, Adecco, S.A., Kelly Services, Inc., Manpower, Inc., and others. There are limited barriers to entry and new competitors frequently enter the market. Although a large percentage of flexible staffing providers are locally operated with fewer than five offices, most of the large public companies have significantly greater marketing, financial and other resources than us. We believe that by focusing primarily on customer service, we enjoy a competitive advantage over many of our competitors that attempt to provide a broader range of staffing services. We also believe that by targeting regional and local companies, rather than the national companies that are generally being pursued by our competitors; we can gain certain competitive advantages.

Page - 4

PEO companies that periodically compete with us in the same markets have greater financial and marketing resources than we do, such as Administaff, Inc., Gevity HR, Inc., and Paychex, Inc., among others. Competition in the PEO industry is based largely on price, although service and quality can also provide competitive advantages. A significant limiting factor to the growth of the PEO industry is the perception of potential clients that they have the capacity to handle human resource issues internally. We believe that our growth is attributable to our ability to provide small and medium-sized companies with the opportunity to reduce workers' compensation costs and to provide enhanced benefits to their employees while reducing their overall personnel administration costs.

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

Employees

As of December 31, 2006 we employed over 10,000 PEO employees and over 4,000 temporary employees.

Typical Client

Our HRO clients represent a cross-section of the industrial sector, of which no client currently represents more than 5% of our total revenues. We attempt to maintain diversity within our client base in order to decrease our exposure to downturns or volatility in any particular industry, but we cannot assure you that we will be able to maintain such diversity or decrease our exposure to such volatility. All prospective clients fill out a questionnaire to help us evaluate workers' compensation risk, creditworthiness, unemployment history, and operating stability. We are not dependent on any one customer in any of the markets we serve.

Our Offices

Resolve’s headquarters are located at 3235 Omni Drive, Cincinnati, Ohio 45245. Our telephone number is 800-894-4250.

In addition to our corporate headquarters, Resolve leases facilities at approximately 74 locations throughout the United States. Our offices are adequate for our present level of operations. In the future we will need additional facilities in which to centralize our accounting, training, human resource, risk management and executive work activities. We anticipate that we will require larger scale data processing and network communication capabilities, which will be needed in order to facilitate the assimilation of acquired companies into our methods of operating and accounting standards, and to provide customers state-of-the-art service and support.

Industry Regulation

Overview

We are subject to the laws and regulations of the jurisdictions within which we operate, including those governing high deductible employers under the workers' compensation systems in certain states. We believe we are in compliance with all HRO licensing requirement. As an employer, we are subject to federal, state, and local statutes and regulations governing our relationships with our employees and affecting businesses generally, including employees at client worksites. We assume the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to our employees.

Our operations are affected by numerous federal and state laws relating to labor, tax and employment matters. By entering into a co-employer relationship with employees who are assigned to work at client locations (sometimes referred to as "work-site employees"), we assume certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as professional employer, temporary employment, and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. In addition, the definition of "employer" under these laws is not uniform. As an employer, we are subject to all federal statutes and regulations governing our employer-employee relationships. Subject to the discussion of risk factors below, we believe that our operations are in compliance in all material respects with applicable federal statutes and regulations.

Page - 5

We offer various benefit plans to our worksite employees. These plans include a multiple-employer retirement plan, a cafeteria plan, a group health plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, employee benefit plans are subject to provisions of both the Internal Revenue Code and the Employee Retirement Income Security Act of 1974, as amended. In order to qualify for favorable tax treatment under the Code, the benefit plans must be established and maintained by an employer for the exclusive benefit of the employer's employees. An IRS examination may determine that we were not the employer of our worksite employees under Internal Revenue Code provisions applicable to employee benefit plans. If the IRS were to conclude that we were not the employer of our worksite employees for employee benefit plan purposes, those employees would not have qualified to make tax favored contributions to our multiple-employer retirement plans or cafeteria plan. If such conclusion were applied retroactively, employees' vested account balances, could become taxable immediately, we could lose our tax deduction to the extent the contributions were not vested, the plan trust could become a taxable trust and penalties could be assessed. In such a scenario, we could face the risk of potential litigation by some of our clients. As such, we believe that a retroactive application by the IRS of an adverse conclusion could have a material adverse effect on our financial position, results of operations and liquidity.

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

Workers' compensation

Workers' compensation is a state mandated comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. In exchange for providing workers' compensation coverage for employees, employers are generally immune from any liability for benefits in excess of those provided by the relevant state statutes. In most states, the extensive benefits coverage for both medical costs and lost wages is provided through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds, high deductible funds or, if permitted by the state, employer high deductible. Workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. In Florida, for instance, employers are required to furnish, solely through managed care arrangements, the medically necessary remedial treatment for injured employees.

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

ITEM 1A. RISK FACTORS

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

We Lost Money in 2006

We have incurred net losses from operations in 2006. Our net loss for the fiscal year ended December 31, 2006 was $2,716,198 and as of December 31, 2006 had an accumulated deficit of $3,908,953. While we expect to become profitable in 2007, we can not guarantee profitability. We expect our operating expenses to continue to increase as we attempt to build our brand, expand our customer base and make acquisitions. While we expect to be profitable in 2007, to become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability.

Page - 6

Unless We Find a New Working Capital Funding Source, We Risk Losing Employees, Customers and Workers’ Compensation Coverage

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

Our workers' compensation loss reserves may be inadequate to cover our ultimate liability for workers' compensation costs.

We maintain reserves (recorded as accrued liabilities on our balance sheet) to cover our estimated liabilities for our high deductible workers' compensation program. The determination of these reserves is based upon a number of factors, including current and historical claims activity, claims payment patterns and medical cost trends and developments in existing claims. Accordingly, reserves do not represent an exact calculation of liability. Reserves can be affected by both internal and external events, such as adverse developments on existing claims or changes in medical costs, claims handling procedures, administrative costs, inflation, and legal trends and legislative changes. Reserves are adjusted from time to time to reflect new claims, claim developments, or systemic changes, and such adjustments are reflected in the results of the periods in which the reserves are changed. Because of the uncertainties that surround estimating workers' compensation loss reserves, we cannot be certain that our reserves are adequate. If our reserves are insufficient to cover our actual losses, we would have to increase our reserves and incur charges to our earnings that could be material.

Adverse developments in the market for excess workers' compensation insurance could lead to increases in our costs.

We have a high deductible employer workers' compensation coverage in certain states. To manage our financial exposure in the event of catastrophic injuries or fatalities, we maintain excess workers' compensation insurance through our insurance providers. Changes in the market for excess workers' compensation insurance may lead to limited availability of such coverage, additional increases in our insurance costs or further increases in our high deductible retention, any of which may have a material adverse effect on our financial condition.

If we are determined not to be an "employer" under certain laws and regulations, our clients may stop using our services, and we may be subject to additional liabilities.

We believe that we are an employer of employees provided to our PEO clients on a co-employment basis under the various laws and regulations of the Internal Revenue Service and the U.S. Department of Labor. If we are determined not to be an employer under such laws and regulations and are therefore unable to assume obligations of our clients for employment and other taxes, our clients may be held jointly and severally liable for payment of such taxes. Some clients or prospective clients may view such potential liability as an unacceptable risk, discouraging current clients from continuing a relationship with us or prospective clients from entering into a new relationship with us. Any determination that we are not an employer for purposes of ERISA could adversely affect our cafeteria benefits plan operated under Section 125 of the Internal Revenue Code and result in liabilities to us under the plan.

Page - 7

We may be exposed to employment-related claims and costs and periodic litigation that could adversely affect our business and results of operations.

We either co-employ employees in connection with our PEO arrangements or place our employees in our customers' workplace in connection with our staffing business. As such, we are subject to a number of risks inherent to our status as an employer, including without limitation:

•	claims of misconduct or negligence on the part of our employees, discrimination or harassment claims against our employees, or claims by our employees of discrimination or harassment by our clients;
•	immigration-related claims;
•	claims relating to violations of wage, hour and other workplace regulations;
•	claims relating to employee benefits, entitlements to employee benefits, or errors in the calculation or administration of such benefits; and
•	possible claims relating to misuse of customer confidential information, misappropriation of assets or other similar claims.

If we experience significant incidents involving any of the above-described risk areas we could face substantial out-of-pocket losses, fines or negative publicity. In addition, such claims may give rise to litigation, which may be time consuming, distracting and costly, and could have a material adverse effect on our business. With respect to claims involving our co-employer relationship with our PEO clients, although our PEO services agreement provides that the client will indemnify us for any liability attributable to the conduct of the client or its employees, we may not be able to enforce such contractual indemnification, or the client may not have sufficient assets to satisfy its obligations to us.

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

Because Our Staffers Work at the Clients’ Place of Business, We May be Exposed to Employment Related Claims and Costs that Arise from that Clients’ Work Place Location and We do not Control the Clients’ Working Environment

Temporary staffing companies, such as ours, employ people in the workplace of their customers. This creates a risk of potential litigation based on claims by customers of employee misconduct or negligence, claims by employees of discrimination or harassment, including claims relating to actions of our customers, claims related to the inadvertent employment of illegal aliens or unlicensed personnel, payment of workers' compensation claims and other similar claims. We may be held responsible for the actions at a job site of workers not under our direct control.

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

Page - 8

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

If We are Unable to Successfully Integrate and Manage Acquired Business Without Substantial Expense or Delay We May Not be Able to Effectively Operate Our Business and/or It May decrease the Value of Our Common Stock

In the future, we intend to expand our operations through acquisitions of small and medium size private companies, or divisions or segments of major private and public companies. We will do this to:

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

Our Plan to Make Acquisitions May Divert Management’s Attention From Day-to-Day Business Operations Which Could Prevent Our Business From Growing

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

Our Principal Stockholders, Officers and Directors Own a Controlling Interest in Our Voting Stock and Investors Will Not Have Voice in Our Management

Our officers, directors and stockholders with greater than 5% holdings will, in the aggregate, beneficially own approximately 79% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

Page - 9

There are a Large Number of Shares Underlying Our Warrants that May be Available for Future Sale and the Sale of These Shares May Cause the Price of Our Stock to Drop

As of March 1, 2007, we had 19,828,511 shares of common stock issued and outstanding, which includes 400,000 shares held in escrow as described in Note C to the accompanying financial statements. We also have 2,000,000 shares issuable upon exercise of our warrants and options. The sale of these shares may cause the market price of our common stock to drop. The issuance of shares upon conversion or exercise of the warrants may result in substantial dilution to the interests of other stockholders.

The Application of the “Penny Stock Regulation” Could Harm the Market Price of Our Common Stock

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

We compete with numerous larger competitors, many of which are better financed and have a stronger presence in the industry than ourselves.

As many of these firms have significantly stronger name recognition than ourselves, they are in a position to quickly attract clients which are in need of services thus adversely impacting our potential pool of clients. Our marketing structure is not proprietary and it would not be difficult for a company to offer similar services. Further, entry into the marketplace by new competitors is relatively easy especially considering their existing presences and their greater resources for financing, advertising and marketing.

Any significant economic downturn could result in Resolve’s clients using fewer temporary employees, which would materially adversely affect our business.

Because demand for temporary personnel services is sensitive to changes in the level of economic activity, Resolve’s business may suffer during economic downturns. As economic activity begins to slow down, companies tend to reduce their use of temporary employees before undertaking layoffs of their regular employees, resulting in decreased demand for temporary personnel. Significant declines in demand, and thus in revenues, can result in expense de-leveraging, which would result in lower profit levels.

The staffing services industry is highly competitive with limited barriers to entry, which could limit Resolve’s ability to maintain or increase its market share or profitability.

The staffing services market is highly competitive with limited barriers to entry, and in recent years has been undergoing significant consolidation. Resolve competes in markets throughout North America with full-service and specialized temporary service agencies. Several of Resolve’s competitors, including Adecco S.A., Vedior N.V., Randstad Holding N.V. and Kelly Services, Inc., have very substantial marketing and financial resources. Price competition in the staffing industry is intense and pricing pressures from competitors and customers are increasing. Resolve expects that the level of competition will remain high in the future, which could limit its ability to maintain or increase its market share or profitability.

Page - 10

Unless we find a new working capital funding source, we risk losing employees, customers and workers’ compensation coverage

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

 Government regulations may result in prohibition or restriction of certain types of employment services or the imposition of additional licensing or tax requirements that may reduce Resolve’s future earnings.

The temporary employment industry is heavily regulated. Within the United States, wherein the Company now operates, Resolve operates may have to adjust to:

•	additional regulations that prohibit or restrict the types of employment services that Resolve currently provides;
•	the imposition of new or additional benefit requirements;
•	requirements that require Resolve to obtain additional licensing to provide staffing services; or
•	Increases in taxes, such as sales or value-added taxes, payable by the providers of staffing services.

Any future regulations may have a material adverse effect on Resolve’s financial condition, results of operations and liquidity because they may make it more difficult or expensive for Resolve to continue to provide staffing services .

Resolve’s acquisition strategy may have a material adverse effect on its business due to unexpected or underestimated costs.

Resolve has completed a series of acquisitions during 2005-2006 of smaller and less capitalized temporary staffing services competitors and its current plan is to continue with this acquisition strategy in the future although no assurance or guaranty can be given that Resolve will make further acquisitions. Resolve’s acquisition strategy involves significant risks, including:

•	difficulties in the assimilation of the operations, services and corporate culture of acquired companies;
•	over-valuation by Resolve of acquired companies;
•	insufficient indemnification from the selling parties for legal liabilities incurred by the acquired companies prior to the acquisitions; and
•	diversion of management’s attention from other business concerns.

These risks could have a material adverse effect on Resolve’s business because they may result in substantial costs to Resolve and disrupt Resolve’s business. In addition, future acquisitions could materially adversely affect Resolve’s business, financial condition, results of operations and liquidity because they would likely result in the incurrence of additional debt or dilution, contingent liabilities, an increase in interest expense and amortization expenses related to separately identified intangible assets. Possible impairment losses on goodwill and restructuring charges could also occur.

Intense competition may limit Resolve’s ability to attract, train and retain the qualified personnel necessary for Resolve to meet its customers’ staffing needs.

Resolve depends on its ability to attract and retain qualified temporary personnel who possess the skills and experience necessary to meet the staffing requirements of its clients. Resolve must continually evaluate and upgrade its base of available qualified personnel through recruiting and training programs to keep pace with changing client needs and emerging technologies. Competition for individuals with proven professional skills, particularly employees with accounting and technological skills, is intense, and Resolve expects demand for such individuals to remain very strong for the foreseeable future. Qualified personnel may not be available to Resolve in sufficient numbers and on terms of employment acceptable to Resolve. Developing and implementing training programs require significant expenditures and may not result in the trainees developing effective or adequate skills. Resolve may not be able to develop training programs to respond to its clients’ changing needs or retain employees whom it has trained. The failure to recruit, train and retain qualified temporary employees could materially adversely affect Resolve’s business because it may result in an inability to meet its customers’ staffing needs.

Page - 11

Resolve may be exposed to employment-related claims and costs and other litigation that could materially adversely affect its business, financial condition and results of operations.

Resolve is in the business of employing people and placing them in the workplaces of other businesses. Risks relating to these activities include:

•	claims of misconduct or negligence on the part of Resolve’s employees;
•	claims by Resolve’s employees of discrimination or harassment directed at them, including claims relating to actions of its clients;
•	claims related to the employment of illegal aliens or unlicensed personnel;
•	payment of workers’ compensation claims and other similar claims;
•	violations of wage and hour requirements;
•	retroactive entitlement to employee benefits;
•	errors and omissions of Resolve’s temporary employees, particularly in the case of professionals, such as accountants; and
•	claims by Resolve’s clients relating to its employees’ misuse of client proprietary information, misappropriation of funds, other criminal activity or torts or other similar claims.

Resolve may incur fines and other losses or negative publicity with respect to these problems. In addition, some or all of these claims may give rise to litigation, which could be time-consuming to its management team and costly and could have a negative impact on its business. Resolve cannot assure you that it will not experience these problems in the future or that its insurance will be sufficient in amount or scope to cover any of these types of liabilities.

Resolve cannot assure you that its insurance will cover all claims that may be asserted against it. Should the ultimate judgments or settlements exceed its insurance coverage, they could have a material effect on Resolve’s results of operations, financial position and cash flows. Resolve also cannot assure you that it will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms, if at all.

If Resolve loses its key personnel, then its business may suffer.

Resolve’s operations are dependent on the continued efforts of its officers and executive management. In addition, Resolve is dependent on the performance and productivity of its local managers and field personnel. Resolve’s ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of those key officers and members of executive management who have acquired significant experience in operating a staffing service may cause a significant disruption to Resolve’s business. Moreover, the loss of Resolve’s key managers and field personnel may jeopardize existing client relationships with businesses that continue to use its staffing services based upon past relationships with these local managers and field personnel. The loss of such key personnel could materially adversely affect Resolve’s operations, because it may result in an inability to establish and maintain client relationships and otherwise operate its business.

The price of Resolve’s common stock may fluctuate significantly, which may result in losses for investors.

The market price for Resolve’s common stock has been and may continue to be volatile. For example, during the fiscal year ended December 31, 2006, the prices of Resolve’s common stock as reported on the OTCBB ranged from a high of $3.26 to a low of $.09. Resolve’s stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond Resolve’s control. These factors include:

•	actual or anticipated variations in Resolve’s quarterly operating results;
•	announcement of new services by Resolve or Resolve’s competitors;
•	announcements relating to strategic relationships or acquisitions;
•	changes in financial estimates or other statements by securities analysts; and
•	changes in general economic conditions.

Because of this volatility, Resolve may fail to meet the expectations of its shareholders or the public marketplace, and its stock price could decline as a result.

Because we do not intend to pay any cash dividends on our common stock, our Shareholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Unless we pay dividends, our Shareholders will not be able to receive a return on their shares unless they sell them. There is no assurance that Shareholders will be able to sell shares when desired or that when they chose to do so, that they will receive a return on their investment in the Common Stock.

Page - 12

As a public company, our administrative costs will be significantly higher than they are now, which will make it more difficult for us to be profitable and cash flow positive. Difficulties in complying with the Sarbanes-Oxley Act and other legal and accounting requirements applicable to public companies could affect our market value.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Commission, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Expenses as a result of our being a public company include additional amounts for legal and accounting services, transfer agent fees, additional insurance costs, printing and filing fees and fees for investor and public relations.

The existence of outstanding options and warrants may impair our ability to obtain additional equity financing.

The existence of outstanding options and warrants may adversely affect the terms at which we could obtain additional equity financing. The holders of these options and warrants have the opportunity to profit from a rise in the value or market price of our Common Stock and to exercise them at a time when we could obtain equity capital on more favorable terms than those contained in these securities.

We may issue shares of preferred stock in the future, which could depress the price of our stock.

Our corporate charter authorizes us to issue shares of “blank check” preferred stock. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further shareholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, the rights of the holders of our Common Stock and other securities could be impaired thereby, including, without limitation, with respect to liquidation.

We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our corporate charter authorizes the issuance of 50,000,000 shares of Common Stock. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our Common Stock.

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

The timing and amount of capital requirements are not entirely within our control and cannot accurately be predicted and as a result, we may not be able to raise capital in time to satisfy our needs.

If capital is required, we may require financing sooner than anticipated. We have no commitments for financing, and we cannot be sure that any financing would be available in a timely manner, on terms acceptable to us, or at all. Further, any equity financing could reduce ownership of existing Shareholders and any borrowed money could involve restrictions on future capital raising activities and other financial and operational matters. If we were unable to obtain financing as needed, we could become insolvent and be subject to bankruptcy proceedings.

We may not be able to raise sufficient capital or generate adequate revenue to meet our obligations and fund our operating expenses.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in our having to curtail or cease operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations.

Page - 13

Our Common Stock is subject to the "Penny Stock" Rules of the Commission and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

• ཉ	that a broker or dealer approve a person's account for transactions in penny stocks; and
• ཉ	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

• ཉ	obtain financial information and investment experience objectives of the person; and
• ཉ
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

• ཉ	sets forth the basis on which the broker or dealer made the suitability determination; and
• ཉ	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We require additional capital to fund our current operations and to make acquisitions. We may have to curtail our business if we can not find adequate funding

The expansion and development of our business will require significant additional capital, which we may be unable to obtain on suitable terms, or at all. We currently have no legally binding commitments with any third parties to obtain any material amount of additional equity or debt financing. If we are unable to obtain adequate funding on suitable terms, or at all, we may have to delay, reduce or eliminate some or all of our advertising, marketing, acquisition activity, general operations or any other initiatives.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are currently no unresolved staff comments.

ITEM 2. PROPERTIES

Resolve’s headquarters are located at 3235 Omni Drive, Cincinnati, Ohio 45245. Our telephone number is 800-894-4250.

In addition to our corporate headquarters, Resolve leases facilities at approximately 74 locations throughout the United States. Our offices are adequate for our present level of operations. In the future we will need additional facilities in which to centralize our accounting, training, human resource, risk management and executive work activities. We anticipate that we will require larger scale data processing and network communication capabilities, which will be needed in order to facilitate the assimilation of acquired companies into our methods of operating and accounting standards, and to provide customers state-of-the-art service and support.

Page - 14

We provide PEO and/or staffing services through all 74 of our branch offices. The following table shows the number of branch offices located in each state in which we operate. We also lease office space in other locations in our market areas which we use to recruit and place employees.

State	Number of Branch Offices
New York	16
Ohio	12
Florida	10
Kentucky	7
California	4
North Carolina	3
Illinois	3
Pennsylvania	2
Texas	2
Tennessee	2
Missouri	2
Maryland	2
South Carolina	1
Alabama	1
Georgia	1
Oklahoma	1
Montana	1
Arizona	1
Colorado	1
Michigan	1
Indiana	1
Total	74

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, with the exception of the items listed below, the amount of ultimate liability with respect to currently pending or threatened actions is not expected to materially affect the financial position or results of operations of the Company. Litigation is subject to inherent uncertainties and an adverse result may arise that may harm our business.

The Company is in receipt of a Determination and Assessment from the State of Michigan, Department of Labor & Economic Growth, Unemployment Insurance Agency seeking payment of amounts totaling $9,505,212. The Company and legal counsel believe that this assessment is baseless and without merit and intends to contest this assessment vigorously. As of December 31, 2006, no amount is accrued in the Company’s financial statements as the matter is deemed groundless and outside the authority of the Agency.

The Company is in receipt of letters from the State of Ohio sales tax auditors indicating their intention to make an assessment on employee leasing or co-employment sales. The Company conducts its business through written contracts of at least one year, and claims exemption from the sales tax auditor’s position. We continue to work with the sales tax auditors to have this matter dismissed. As of December 31, 2006, no amount is accrued in the Company’s financial statements as the Company and legal counsel believe this assessment is groundless.

As of December 31, 2006 the Company is in receipt of a notice from the United States Department of Labor asserting various violations of ERISA relating to the ELS group health plan. The Company is attempting to address the alleged violations and does not believe this matter will have a material impact on the accompanying financial statements.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of shareholders in 2006.

Executive Officers of the Registrant

Information required by this Item 4 concerning executive officers of the Company appears under Item 10 “Directors and Officers of the Registrant”.

Page - 15

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is currently quoted on the OTCBB market under the symbol “RSFF”. As of March 15, 2007, management believes there to be approximately 400 holders of record of our common stock. To date, we have not paid any dividends on our common stock. We do not currently intend to pay dividends in the future. We are prohibited from declaring or paying dividends while certain debentures or warrants are outstanding.

The OTCBB is maintained by the National Association of Securities Dealers, Inc. (“NASD”) and is a electronic medium consisting of a network of securities dealers who buy and sell stocks. The following table sets forth the high and low bid prices per share of our Common Stock for each quarterly period during the last two fiscal years as reported on the OTCBB. These prices may represent inter-dealer quotations without retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	Low	High
Fiscal Year ended December 31, 2005
First Quarter	$0.50	$0.75
Second Quarter	$0.45	$1.01
Third Quarter	$0.50	$1.05
Fourth Quarter	$0.63	$1.46

Fiscal Year ended December 31, 2006
First Quarter	$1.38	$2.85
Second Quarter	$1.60	$2.25
Third Quarter	$0.90	$1.98
Fourth Quarter	$1.60	$3.26

Recent Sale of Unregistered Securities

On February 7, 2005, Resolve issued a total of 13,000,000 shares of common stock as part of the payment for the acquisition of ELS, Inc.

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

On September 7, 2006, Resolve issued 100,000 shares as per an employment agreement with certain shareholders and employees of Truckers Plus.

On October 1, 2006, Resolve issued 1,000,000 shares of common stock to certain investors for an aggregate investment of $1.5 million. In addition, the investors received two warrants for the purchase of additional shares of stock (one share at $2.00 and one share at $3.00). The stock issued to the investors, along with the shares underlying the warrants, has subsequently been registered pursuant to an S-1 filed with the SEC. The registration has yet to be declared effective as of the date of the 10-K filing.

On October 1, 2006, Resolve issued 1,486,685 shares of common stock pursuant to the acquisition of ELS.

On November 30, 2006, Resolve issued 300,000 shares of common stock to certain consultants as part of their compensation.

The Company did not purchase shares of its common stock, or declare a stock repurchase program, during 2006.

Page - 16

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s financial statements and the accompanying notes listed in Item 15 of this Report.

Statement of Operations Data

	Years Ended December 31,
	2006	2005	2004
Revenues	$103,727,965	$39,035,112	$35,114,470

Cost of revenues	92,749,727	29,003,164	27,908,858

Gross profit	10,978,238	10,031,948	7,205,612

Operating expenses	12,902,862	5,428,209	5,314,973

Income (loss) from operations	(1,924,624)	4,603,739	1,890,639

Other expenses	(791,574)	(60,461)	(202,377)

Income (loss) before taxes	(2,716,198)	4,543,278	1,688,262

Provision for (benefit from) income taxes	-	-	-

Net income (loss)	($2,716,198)	$4,543,278	$1,688,262

Basic and diluted income (loss) per share	$(0.48)	$3.06	$1.14

Weighted average number of dilutive shares outstanding	5,705,197	1,486,685	1,486,685

Balance Sheet Data

	December 31,
	2006	2005	2004
Current assets	$19,461,646	$ 2,812,642	$1,893,021
Property and equipment, net	1,343,773	216,672	425,795
Advances and notes receivable-related party	681,237	7,712,668	1,262,676
Other assets	36,325,113	1,038,463	680,274
Total assets	$57,811,769	$11,780,445	$4,261,766

Current liabilities	$41,107,050	$ 8,200,759	$4,535,452
Long term liabilities	16,324,567	1,051,235	386,344
Stockholders' equity (deficit)	380,152	2,528,451	(660,030)
Total liabilities and equity	$57,811,769	$11,780,445	$4,261,766

Page - 17

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The financial information set forth in the following discussion should be read in conjunction with the Company's audited financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking information based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.

As discussed above the 2006 amounts represent the combined operations of Resolve and ELS.

Overview

We provide Human Resource Outsourcing (HRO) services, comprised of staffing services and PEO services. We generate staffing services revenues primarily from short-term staffing, contract staffing, on-site management and direct placement services. Our PEO service fees are generated from contractual agreements with our PEO clients under which we become a co-employer of our client’s workforce with responsibility for some or all of the client’s human resource functions. We recognize revenues from our staffing services for all amounts invoiced, including direct payroll, employer payroll-related taxes, workers’ compensation coverage and a service fee (equivalent to a mark-up percentage). PEO service fee revenues are recognized on a net basis in accordance with Emerging Issues Task Force No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent” (“EITF No. 99-19”). As such, our PEO service fee revenues represent the gross margin generated from our PEO services after deducting the amounts invoiced to PEO customers for direct payroll expenses such as salaries, wages, health insurance and employee out-of-pocket expenses incurred incidental to employment. These amounts are also excluded from cost of revenues. PEO service fees also include amounts invoiced to our clients for employer payroll-related taxes and workers’ compensation coverage.

Our cost of revenues is comprised of direct payroll costs for staffing services, employer payroll-related taxes and employee benefits and workers’ compensation. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer’s portion of Social Security and Medicare taxes, federal unemployment taxes, state unemployment taxes and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by the customer. Workers’ compensation expense consists primarily of the costs associated with our high deductible workers’ compensation program, such as claims reserves, claims administration fees, legal fees, state administrative agency fees and excess insurance costs for catastrophic injuries.

The largest portion of workers’ compensation expense is the cost of workplace injury claims. When an injury occurs and is reported to us, our respective independent insurer analyzes the details of the injury and develops a case reserve, which is the insurer’s estimate of the cost of the claim based on similar injuries and their professional judgment. We then record or accrue an expense and a corresponding liability based upon our estimate of the ultimate claim cost. As cash payments are made by our insurer against specific case reserves, the accrued liability is reduced by the corresponding payment amount. The insurer also reviews existing injury claims on an on-going basis and adjusts the case reserves as new or additional information for each claim becomes available. We have established an additional reserve for both future unanticipated increases in costs (“adverse loss development”) of the claims reserves for open claims and for claims incurred but not reported related to prior and current periods. We believe our operational policies and internal claims reporting system help to limit the occurrence of unreported incurred claims.

Selling, general and administrative expenses represent both branch office and corporate-level operating expenses. Branch operating expenses consist primarily of branch office staff payroll and personnel related costs, advertising, rent, office supplies, depreciation and branch incentive compensation. Corporate-level operating expenses consist primarily of executive and office staff payroll and personnel related costs, professional and legal fees, travel, depreciation, occupancy costs, information systems costs and executive and corporate staff incentive compensation.

Amortization of intangible assets consists of the amortization of software costs, and covenants not to compete, which are amortized using the straight-line method over their estimated useful lives, which range from two to ten years.

Page - 18

Critical accounting policies

For a discussion of recent accounting pronouncements and their potential effect on the Company’s results of operations and financial condition, refer to the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. Note that the preparation of this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Allowance for Doubtful Accounts - We are required to make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers' payment tendencies when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Workers' Compensation Reserves - We are high deductible for workers' compensation coverage in certain states. The estimated liability for unsettled workers' compensation claims represents our best estimate, which includes an evaluation of information provided by our carrier   for workers' compensation claims and, in part, an annual actuarial analysis from an independent actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claims administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known. We believe that the difference between amounts recorded for our estimated liabilities and the possible range of costs to settle related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods may be material to results of operations.

Intangible Assets and Goodwill - We assess the recoverability of intangible assets and goodwill annually and whenever events or changes in circumstances indicate that the carrying value might be impaired. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the acquired assets. Management's current assessment of the carrying value of intangible assets and goodwill indicates there was no impairment as of December 31, 2006. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets, as of the date of our annual assessment during the third quarter of our fiscal year.

Forward-looking information

Statements in this Item or in Item 1 of this report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue growth, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and allowance for doubtful accounts, the effectiveness of the Company’s management information systems, and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, and the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified high deductible employer for workers’ compensation coverage, among others.

The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Page - 19

Fluctuations in Quarterly Operating Results

We have historically experienced significant fluctuations in our quarterly operating results and expect such fluctuations to continue in the future. Our operating results may fluctuate due to a number of factors such as wage limits on statutory payroll taxes, claims experience for workers’ compensation, demand for our services and competition. Payroll taxes, as a component of cost of revenues, generally decline throughout a calendar year as the applicable statutory wage bases for federal and state unemployment taxes and Social Security taxes are exceeded on a per employee basis. Our revenue levels in the fourth quarter may be affected by many customers’ practice of operating on holiday-shortened schedules. Workers’ compensation expense varies with both the frequency and severity of workplace injury claims reported during a quarter and the estimated future costs of such claims. In addition, adverse loss development of prior period claims during a subsequent quarter may also contribute to the volatility in the Company’s estimated workers’ compensation expense.

Results of Operations

We report PEO revenues in accordance with the requirements of EITF No. 99-19 which requires us to report such revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts. We present for comparison purposes the gross revenues and cost of revenues information for the years ended December 31, 2006 and 2005 set forth in the table below. Although not in accordance with generally accepted accounting principles in the United States (“GAAP”), management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our PEO services on a basis comparable to our staffing services.

	Year Ended December 31,
	2006	2005
Revenues:
Staffing services	$ 51,042,530	$ -
Professional employer services	294,074,790	207,376,144

Total revenues	345,117,320	207,376,144

Total cost of revenues	334,139,082	197,344,196

Gross margin	$10,978,238	$10,031,948

A reconciliation of non-GAAP gross revenues to net revenues is as follows for the years ended December 31, 2006 and 2005:

	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2006	2005	2006	2005	2006	2005
Revenues:
Staffing services	$ 51,042,530	$ -	$ -	$ -	$ 51,042,530	$ -
Professional employer services	294,074,790	207,376,144	241,389,355	168,341,032	52,685,435	39,035,112

Total revenues	345,117,320	207,376,144	241,389,355	168,341,032	103,727,965	39,035,112

Total cost of revenues	334,139,082	197,344,196	241,389,355	168,341,032	92,749,727	29,003,164

Gross margin	$ 10,978,238	$ 10,031,948	$ -	$ -	$ 10,978,238	$10,031,948

Page - 20

 Comparison of consolidated operations for year ended December 31, 2006 to year ended December 31, 2005

Revenues for the year ended December 31, 2005 compared to 2006 increased from $39,035,112 to $103,727,965, a 166% increase, reflecting an increase in organic growth and our aggressive acquisition and marketing efforts. This growth is also attributable to both growth through acquisition and growth with our existing clients as well as expanding our customer base.

Cost of services increased from $29,003,164 in 2005 to $92,749,727, in 2006, an increase of 220% from the prior year. This increase is attributable to our aggressive sales growth, diversified service offering, and acquisitions. Our gross profit decreased, as a percent of sales, from approximately 26% to approximately 11%. This decrease is attributable to a number of factors including a change in our service mix as a result of our aggressive acquisition efforts (we now offer a variety of HRO Services including Staffing, PEO, Payroll Services, Benefits Administration, etc.).

We expect our gross profit margins to increase, as a percent of sales, in the future as we continue to grow our business in higher margin areas and as one time adjustments (attributable to the merger with ELS) decrease.

Operating expenses have increased from $5,428,209 in 2005 to $12,902,862 in 2006. This increase is attributable to our aggressive growth through acquisitions and our organic growth. Resolve has grown into a national provider of HRO services with approximately 74 offices. This increase in operating expenses includes marketing, salaries, rents, and various other expenses associated with these locations. These costs have decreased from approximately 14% to 12% as a percent of sales.

Other expenses increased from $60,461 in 2005 to $791,574 in 2006. The increase is attributable to increase debt obligations related to our increased credit lines, aggressive acquisition strategy and the recent merger with ELS. A major portion of our debt is through affiliated parties, including Ron Heineman. This is discussed in detail in the footnotes to our financial statements.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $2,716,198 for the year ended December 31, 2006 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Comparison of consolidated operations for year ended December 31, 2005 to year ended December 31, 2004

Net income for 2005 amounted to $4,543,278, an improvement of approximately 169% or $2,855,016 over net income of $1,688,262 for 2004. The improvement for 2005 was primarily due to higher gross margin dollars as a result of significant growth in professional employer (“PEO”) services business, partially offset by higher selling, general and administrative expenses.

Revenues for 2005 totaled $39,035,112, an increase of $3,920,642 or 11%, which reflects significant growth in the Company’s PEO service fee revenue. This increase also includes the sale of the ELS staffing division in February 2005, which resulted in the elimination of staffing services, for ELS, in 2005.

Gross margin for 2005 totaled $10,031,948, which represented an increase of $2,826,336 or 39% over 2004. The gross margin percent increased from 21% of revenues for 2004 to 26% for 2005. The increase in the gross margin percentage was due to lower direct payroll costs and lower workers’ compensation expense, offset in part by higher payroll taxes and benefits, all expressed as a percent of revenues. We expect gross margin as a percentage of total revenues to continue to be influenced by fluctuations in the mix between staffing and PEO services, as well as the adequacy of our estimates for workers’ compensation liabilities.

Operating expenses consist of compensation and other expenses incident to the operation of our headquarters and our branch offices and the marketing of our services. Operating expenses for 2005 amounted to $5,428,209, an increase of approximately $113,236 or approximately 2% over 2004. The increase over 2004 was primarily attributable to increases in branch management personnel and related expenses as a result of growth in the Company’s PEO business. Operating expenses, as a percentage of revenues, declined from approximately 15% in 2004 to approximately 14% in 2005.

Other expense for 2005 was $60,461 compared to other expense of $202,377 for 2004. The decrease in other expense for 2005 was primarily attributable to sale of ELS’ staffing division.

Page - 21

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a net working capital deficit of $21,645,404 and a stockholder’s equity of $380,152, as of December 31, 2006.

For the year ended December 31, 2006 we incurred a net loss of $2,716,198. Of this loss, $571,694 did not represent the use of cash. Non-cash expenditures consisted of depreciation of $156,681, increase in allowance for doubtful accounts of $234,098, and amortization of non compete agreements of $180,915. Changes in accounts receivable, prepaid and other expenses, and bank overdraft, along with decreases in accounts payable, payroll, salary, and other accruals brought the total cash used by operations to $1,594,461.

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

The Company expects its operating expenses to increase significantly in the near future as the Company attempts to build its brand and expand its customer base. The Company hopes our expenses will be funded from operations and short-term loans from officers, shareholders or others; however, the Company’s operations may not provide such funds and the Company may not be able to obtain short-term loans from officers, shareholders or others. The Company’s officers and shareholders are under no obligation to provide additional loans to the Company.

Net cash used in investing activities totaled $326,956 for 2006, compared to net cash used in investing activities of $4,359,472 for 2005. For 2006, the principal uses of cash for investing activities were for acquisitions totaling an aggregate value of $493,320 and the acquisition of property and equipment totaling $424,473.

Net cash provided by financing activities for 2006 was $180,936 compared to net cash used by financing activities of $1,354,797 for 2005. For 2006, the principal source of cash from financing activities was from lines of credit and a capital raise.

The Company’s business strategy continues to focus on growth through the expansion of operations at existing offices, together with the selective acquisition of additional personnel-related business, both in its existing markets and other strategic geographic markets. The Company periodically evaluates proposals for various acquisition opportunities, but there can be no assurance that any additional transactions will be consummated.

The Company entered into a new Credit Agreement (the “Credit Agreement”) with its principal bank effective March 31, 2007. The Credit Agreement provides for an unsecured revolving credit facility of up to $31,500,000, which includes a sub feature under the line of credit for standby letters of credit up to $31,500,000. The unsecured revolving credit facility consists of three credit agreements. The $14,000,000 Revolving Credit Promissory Note is subject to interest equal to Prime Rate. The $5,000,000 Revolving Credit Promissory Note is subject to interest equal to Prime Rate plus 2%. The $12,500,000 Revolving Credit Promissory Note is subject to interest equal to Prime Rate plus the Applicable Prime Rate Margin as defined in the Credit Agreement. The Credit Agreement expires January 31, 2008. Management anticipates that if it chooses to renew the Credit Agreement, such terms and conditions for a new agreement will not be less favorable than the current agreement. This line of credit is guaranteed by certain shareholders and affiliated entities. See Note G.

Pursuant to the Credit Agreement, the Company is required to maintain compliance with certain financial covenants as defined in the Credit Agreement. The Company was in compliance with all covenants at December 31, 2006.

Off Balance Sheet Arrangements

Depending on certain goals and performances being met, Resolve has the following off balance sheet arrangements which are the result of the various acquisitions described previously.

•	The Arnold Group - Based on sales targets, the prior owners may receive contingent performance payments not to exceed $125,000 through May 31, 2007.
•	Taylor Personnel Services, Inc. - Based on sales targets, the prior owners may receive contingent performance payments not to exceed $80,000 through May 31, 2007.
•	QRD International, Inc. dba Delta Staffing - Based on gross profit targets, the prior owners may receive contingent performance payments of up to approximately $75,000 through September 11, 2007.
•	Midwest Staffing, Inc. - Based on pre-tax profit targets, the prior owners may receive contingent performance payments not to exceed $75,000 through September 27, 2007.
•	Project Solvers, Inc. - Based on pre-tax profit targets, the prior owners may receive contingent performance payments not to exceed $200,000 through October 25, 2008.
•	Pro Care Medical Staffing, LLC. - Based on pre-tax targets the prior owners may receive contingent performance payments not to exceed $650,000 in total through November 9, 2007.
•	Big Sky Travel Nurses, Inc. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $15,000 through November 27, 2007.
•	Assisted Staffing, Inc. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $25,000 through December 10, 2007.
•	Driver’s Plus, Inc. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $10,000 through December 26, 2007.
•	Ready Nurse, LLC. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $10,000 through March 5, 2008.
•
KFT, Inc. dba Power Personnel - Based on pre- tax profit targets the prior owners may receive contingent performance payments of up to approximately $50,000 through October 10, 2008 and October, 10 2009.

•
Steadystaff, LLC - January 1, 2007 to December 31, 2007 and January 1, 2008 to December 31, 2008, based on pre-tax profit targets the prior owners may receive contingent performance payouts up to approximately $10,000 per year.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2006, including long-term debt and commitments for future payments under non-cancelable lease arrangements, are summarized below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating leases	$ 2,543,199	$ 964,382	$ 1,459,848	$ 118,969	$ -
Long-term debt	38,722,691	22,398,124	5,000,260	2,367,564	8,956,743

Total contractual obligations	$41,265,890	$ 23,362,506	$ 6,460,108	$2,486,533	$ 8,956,743

Inflation

Inflation generally has not been a significant factor in the Company’s operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for high deductible workers’ compensation claims.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash and cash equivalents, and our long-term debt. The cash and cash equivalents consist primarily of tax-exempt money market funds and overnight investments which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by this item begin on page F-1 of this report, as listed in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 16, 2004, Aidman, Piser and Company ("APC"), the Registrant's independent auditors, notified the Registrant that they were resigning from the client-auditor relationship with the Registrant effective as of that date. With respect to Item 304(a)(1) of Regulation S-B, the Registrant further discloses the following information:

Page - 22

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. The Company’s management has evaluated, with the participation and under the supervision of our chief executive officer (“CEO”) and chief financial officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company required to be disclosed in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls

There were no changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

ITEM 9B. OTHER INFORMATION

None.

Page - 23

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Additional information required by this Item 10 concerning directors and executive officers of the Company appears under the heading “Executive Officers of the Registrant” in this report.

Presently, Resolve has a total of eight officers and directors. The following table identifies, as of March 15, 2007, each executive officer and director of the Company.

Name	Age	Position
Ronald Heineman	49	Chief Executive Officer, Director
Scott Horne	45	Chief Financial Officer
Steve Ludders	54	Chief Operating Officer
Tom Lawry	45	Controller, Treasurer
Steve Roux	39	Executive Vice President
William Walton	71	Director
William A. Brown	48	Director
Donald Quarterman, Jr.	38	Director

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board of Directors following the annual meeting of stockholders and until their successors have been elected and qualified.

Ronald Heineman. Mr. Heineman is the President and Chief Executive Officer of ELS, Human Resource Solutions. ELS is a professional employer organization (“PEO”) operating in 28 states. Prior to this, Mr. Heineman was Corporate, Vice President, Human Resources for Frisch’s Restaurants, Inc. a large publicly held restaurant chain operating Big Boy, Golden Corral, Roy Rogers Restaurants and several large hotels. Mr. Heineman was responsible for attaining results in the areas of Employment, Training, Benefits, Loss Prevention and Government Compliance. Mr. Heineman was employed with Frisch’s for 23 years.

Donald Quarterman, Jr. Mr. Quarterman joined us as President, Chief Operating Officer and director December 4, 2002. Mr. Quarterman brings with him over 7 years of staffing industry experience in venture capital, mergers and acquisitions, and strategic consulting. Mr. Quarterman is a Managing Partner and co-founder of Pinnacle Corporate Services, LLC, a business consulting firm that works with emerging growth companies in the areas of business and strategic planning, business development strategies, and executive and director recruitment, since August 2001. From 1997 to 2000, Mr. Quarterman was Director of Operations for Catalyst Ventures, an Investment Banking firm located in Tampa, Florida. From 1993 to 1997, Mr. Quarterman was a Vice President at Geneva Corporate Finance, one of the largest middle-market merger and acquisition firms in the United States. Mr. Quarterman earned an MBA degree, with a concentration in Finance and Entrepreneurship, from the University of South Florida. Mr. Quarterman resigned as an officer of Resolve on September 22, 2004. He remains with Resolve as a Director.

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

Steve Ludders. Mr. Ludders was promoted to Chief Operating Officer and Executive Vice-President on January 4, 2006. Mr. Ludders was Regional Director and in charge of business development since joining Resolve. Prior to joining Resolve, Mr. Ludders' was a former vice-president of Strategic Planning with Interim Personnel, a $2 billion public staffing firm, for over five years. Mr. Ludders is an MBA Thunderbird Graduate.

Page - 24

Scott Horne. Mr. Horne became Chief Financial Officer and Executive Vice-President on January 4, 2006. Mr. Horne was in charge of accounting since joining Resolve. Mr. Horne has extensive experience in finance and accounting for Human Resource Outsourcing companies, including being chief financial officer of ELS, a national PEO, for over five years. Mr. Horne graduated from Xavier University with an MBA in Finance.

Steve Roux. Mr. Roux is Chief Operating Officer and Executive Vice President of Resolve Staffing's PEO subsidiary companies. HE has extensive background in teh PEO industry with over 10 years of experience in executive positions.

Tom Lawry. Mr Lawry became Controller and Treasurer on January 4, 2006. Mr. Lawry has extensive accounting experience in the staffing and PEO markets, spending over five years with ELS, Inc.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Steve Ludders, COO, was delayed in filing a Form 4 following his sale of 10,000 shares on 2/16/2007.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following Summary Compensation Table sets forth certain information regarding the compensation of our officers as of December 31, 2006.

Summary Compensation Table

		Annual Compensation		Long Term Compensation Awards
	Year	Salary	Bonus	Securities Underlying Options	All Other Compensation	Total Compensation

Ronald Heineman, CEO	2004	140,625	7,031	-	190,196	337,852
	2005	141,626	56,348	-	721,922	919,896
	2006	147,856	38,400	-	1,828,038	2,014,294

Steve Ludders, COO	2004	-	-	-	-	-
	2005	-	-	-	70,200	70,200
	2006	123,846	18,846	-	-	142,692

Scott Horne, CFO	2004	100,000	7,342	-	-	107,342
	2005	105,201	41,000	-	43,200	189,401
	2006	135,773	24,138	-		159,911

Tom Lawry, Controller	2004	-	-	-
	2005	-	-	-
	2006	74,827	16,274			91,101

Steve Roux	2004	157,500	-	-	-	-
	2005	196,745	-	-	-	-
	2006	181,103	-	-	-	-

Although William Walton is not an officer of the Company, he was a significant owner of ELS prior to the Combination and was paid distributions of $1,828,038, $651,592 and $254,297 for the years ended December 31, 2006, 2005 and 2004, respectively.  Ron Heineman, our CEO, was also a significant owner of ELS prior to the combination. Mr. Heineman received distributions from the Registrant of $1,828,038, $721,992 and $190,196 for the years ended December 31, 2006, 2005 and 2004, respectively for the purpose of satisfying tax liabilities in those years of ELS as a sub-chapter S shareholder of ELS.

Option Grants During Last Fiscal Year

No options, warrants or similar rights to purchase our Common Stock have been granted to any officers or directors.

Page - 25

Employment Agreements

On October 1, 2006, we entered into an executive employment agreement with Ronald E. Heineman pursuant to which Mr. Heineman was employed as our chief executive officer. The agreement has an initial term of five years, and will be automatically renewed for additional five year terms unless either the company or Mr. Heineman provides written notice of an intent not to renew. Under the agreement, Mr. Heineman is entitled to receive; (1) a base salary of $12,535 per month, subject to annual increases as determined by the Board of Directors; and (2) annual bonus based on the achievement of specific goals as determined by the Board of Directors. We will pay severance to Mr. Heineman if his employment is terminated by us without cause or by Mr. Heineman for cause. The severance payment is equal to: (1) his then-current base salary per month for a period of three years; (2) all unused vacation accrued as of the termination date; (3) if Mr. Heineman makes timely election of COBRA continuation coverage, the full premium on his behalf; and (4) up to $30,000 in outplacement fees as selected by Mr. Heineman up through a specified date. In the event of a change in control, as defined, Mr. Heineman may elect for a five year extension of the then current Employment Agreement or a payment as defined in the Employment Agreement and agreed to by the Company and Mr. Heineman.

On October 1, 2006, we entered into an executive employment agreement with Scott D. Horne pursuant to which Mr. Horne was employed as our executive vice president and chief financial officer. The agreement has an initial term of three years, and will be automatically renewed for additional three year terms unless either the company or Mr. Horne provides written notice of an intent not to renew. Under the agreement, Mr. Horne is entitled to receive; (1) a base salary of $12,100 per month, subject to annual increases as determined by the company’s CEO; and (2) annual bonus based on the achievement of specific goals as determined by the company’s CEO. We will pay severance to Mr. Horne if his employment is terminated by us without cause. The severance payment is equal to: (1) his then-current base salary per month for a period of one year; (2) all unused vacation accrued as of the termination date; (3) if Mr. Horne makes timely election of COBRA continuation coverage, the full premium on his behalf; and (4) up to $20,000 in outplacement fees as selected by Mr. Horne up through a specified date. The severance amounts payable for termination without cause will be paid upon the execution and delivery of a complete release of all employment related claims Mr. Horne may then have against the company. In the event of a change in control, as defined, Mr. Horne may elect for a two year extension of the then current Employment Agreement or payment of Mr. Horne’s salary and benefits, as defined, for a period of two years.

On October 1, 2006, we entered into an executive employment agreement with Stephen R. Roux pursuant to which Mr. Roux was employed and will perform duties as assigned to him. The agreement has an initial term of three years, and will be automatically renewed for additional three year terms unless either the company or Mr. Roux provides written notice of an intent not to renew. Under the agreement, Mr. Roux is entitled to receive; (1) a base salary of $12,100 per month, subject to annual increases as determined by the company’s CEO; and (2) annual bonus based on the achievement of specific goals as determined by the company’s CEO. We will pay severance to Mr. Roux if his employment is terminated by us without cause. The severance payment is equal to: (1) his then-current base salary per month for a period of one year; (2) all unused vacation accrued as of the termination date; (3) if Mr. Roux makes timely election of COBRA continuation coverage, the full premium on his behalf; and (4) up to $20,000 in outplacement fees as selected by Mr. Roux up through a specified date. The severance amounts payable for termination without cause will be paid upon the execution and delivery of a complete release of all employment related claims Mr. Roux may then have against the company. In the event of a change in control, as defined, Mr. Roux may elect for a two year extension of the then current Employment Agreement or payment of Mr. Roux’s salary and benefits, as defined, for a period of two years.

Page - 26

Compensation of Directors

We pay our directors $3,000 per quarter in connection with their role as members of our board. Our directors are also reimbursed for travel and out-of-pocket expenses in connection with attendance at board meetings. The following table summarizes compensation that our directors earned during 2006 for services as members of our Board of Directors.

	Year	Fees Earned or Paid in Cash	Options Awarded	All Other Compensation	Total
Ronald Heineman	2004	$ -	$ -	$ -	$ -
	2005	-	-	-	-
	2006	12,000	-	-	12,000
					-
William Walton	2004	-	-	-	-
	2005	-	-	-	-
	2006	12,000	-	-	12,000
					-
William A. Brown	2004	-	-	-	-
	2005	-	-	-	-
	2006	12,000	-	-	12,000
					-
Donald Quarterman, Jr.	2004	-	-	-	-
	2005	-	-	-	-
	2006	12,000	-	-	12,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 23, 2007, there were 19,428,511 shares of common stock, par value $.0001 outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 23, 2007:

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

Page - 27

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Ronald Heineman (1) c/o Resolve Staffing, Inc. 3235 Omni Drive Cincinnati, OH 45245	8,194,215	42.18%
Common Stock	Scott Horne c/o Resolve Staffing, Inc. 3235 Omni Drive Cincinnati, OH 45245	310,000	1.60%
Common Stock	Steve Ludders c/o Resolve Staffing, Inc. 3235 Omni Drive Cincinnati, OH 45245	50,000	0.26%
Common Stock	Bill Brown (2) c/o Resolve Staffing, Inc. 3235 Omni Drive Cincinnati, OH 45245	2,377,639	12.24%
Common Stock	Bill Walton c/o Resolve Staffing, Inc. 3235 Omni Drive Cincinnati, OH 45245	4,025,000	20.72%
Common Stock	Steve Roux c/o Resolve Staffing, Inc. 3235 Omni Drive Cincinnati, OH 45245	310,000	1.60%
Common Stock	Don Quarterman c/o Resolve Staffing, Inc. 3235 Omni Drive Cincinnati, OH 45245	0	0.00%
Common Stock	Tom Lawry c/o Resolve Staffing, Inc. 3235 Omni Drive Cincinnati, OH 45245	0	0.00%

Common Stock	All Officers and Directors as a Group	14,956,854	78.58%

(1) Includes 400,000 shares pledged to Ron Heineman to secure a line of credit.

(2) Includes 2,106,921 shares owned by the William A. Brown Family Trust, of which Mr. Brown is trustee, 400 shares owned by his wife, Christina Brown and 270,318 shares owned by Work Holdings LLC, of which Mr. Brown is the majority owner.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The audited financial statements of Resolve for each of the two years ended December 31, 2005 and 2004 are included in the Resolve Staffing, Inc. Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2005 and amended in Form 10-KSB/A on March 29, 2007. The audited financial statements of ELS for the two years ended December 31, 2005 and 2004 have been included in the Resolve Staffing, Inc. report on Form 8-K/A pertaining to this acquisition which was filed December 20, 2006. In accordance with the accounting treatment described above, the historical financial statements prior to the Combination reflect those of ELS. In conjunction with this transaction, the group of companies known as Employee Leasing Services, Inc., which were legally acquired by Resolve Staffing, Inc., changed its name to Resolve Staffing, Inc. The financial information for 2005 and 2004 includes the combined balances and combined results of operations of the individual entities which comprise ELS.

Page - 28

Note Receivable

On December 8, 2003, ELS entered into a non-interest bearing short-term credit agreement with Resolve Staffing, Inc. that provides for borrowings up to $200,000. At that time Ronald Heineman was the Chief Executive Officer and director of both companies. The underlying promissory note is secured by 400,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. Balances due under the credit agreement were originally due May 8, 2004.

During March 2006, the agreement was amended to allow unlimited maximum borrowings with a maturity date of March 31, 2007. The note bears interest at 3 percent per annum and is payable monthly. As of December 31, 2005 and 2004 $5,876,269 and $-, respectively was outstanding under this note. As of December 31, 2006 amount owed were eliminated on consolidation.

Loan Guarantees

The lines of credit described in Note G are secured by substantially all assets of the Company and guaranteed by Ron Heineman, Bill Walton and Restaurant Management Group. Prior to the Combination, the line of credit with ELS was also guaranteed by Resolve. Resolve has a line of credit providing for maximum borrowings of $7,000,000 and various term notes with a bank that were guaranteed by ELS. Borrowings under the Resolve line of credit and term notes were $2,445,708 and $3,648,100, respectively, at December 31, 2005.

Related Party Lease

The Company leases its Cincinnati facility from W.H. 2, LLC (WH2), a limited liability company owned by stockholders of the company under an operating lease expiring during September 30, 2011. Rent expense under this lease was $69,300, $49,200 and $20,500 for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum annual rentals under this operating lease are presented in Note H.

Management Fees

Company personnel perform various management functions on behalf of the above mentioned related parties and other limited liability companies either wholly or partially owned by certain stockholders of the Company. Certain administrative costs are allocated to related parties under common management at the discretion of management. ELS allocated $55,269, $264,566 and $331,532 of administrative costs to Resolve Staffing, Inc. for the years ended December 31, 2006, 2005 and 2004, respectively. Fees are no longer allocated due to the Combination that took place on October 1, 2006.

Advances Receivable

Advances receivable from related parties at December 31:

	2006	2005	2004
Resolve	$ -	$ 848,239	$ 51,223
Other	681,237	988,160	1,211,453
Total	$ 681,237	$ 1,836,399	$ 1,262,676

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

Page - 29

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following are the fees billed us by our auditors, PKF, Certified Public Accountants, A Professional Corporation, (PKF) respectively, for services rendered thereby during 2006 and 2005, and Rippe and Kingston Co PSC, Certified Public Accountants and Consultants, (Rippe Kingston) for services rendered thereby during 2006 and 2005:

Rippe and Kingston	2006	2005
Audit Fees	-	30,579
Audited Related Fees
Tax Fees	31,642	1,271
All Other Fees	20,733	-

PKF
Audit Fees	176,136	76,570
Audited Related Fees	-	-
Tax Fees	-	-
All Other Fees	9,206	-

The fees billed by PKF represent those fees billed to the registrant during each period presented. The fees billed by Rippe and Kingston represent those fees billed for each period presented, prior to the reverse merger between ELS and Resolve.

The increase in fees was due to the acquisition of Employee Leasing Services, Inc. on October 1, 2006 as well as the required filing and additional work performed for the cut-off financial information at the time of the merger. The acquisition of Employee Leasing Services, Inc. added additional complexities and consolidation issues to the Company's reporting requirements.

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-QSB and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees. The 2006 fees in this category related to specific research of accounting treatment under new FASB rules as well as capital raises.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

All Other Fees consist of the aggregate fees billed for products and services provided by PKF and Rippe Kingston not otherwise included in Audit Fees, Audit Related Fees or Tax Fees. Included in such Other Fees were fees for services rendered by PKF and Rippe Kingston in connection with our private offering conducted during such periods.

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining PKF's independence and determined that such services are appropriate.

Before the auditors are engaged to provide us audit or non-audit services, such engagement is (without exception, required to be) approved by the Audit Committee of our Board of Directors.

Page - 30

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibits are listed in the Exhibit Index that follows the signature page of this report.

Financial Statements and Schedules

The Financial Statements, together with the reports thereon of our auditors are included on the pages indicated below

Page - 31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resolve Staffing, Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheet of Resolve Staffing, Inc. and Subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholder’s equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resolve Staffing, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

April 12, 2007	PKF
San Diego, California	Certified Public Accountants
A Professional Corporation

Rippe & Kingston CO PSC
Certified Public Accountants & Consultants
Rookwood Building
1077 Celestial Street
Cincinnati, Ohio 45202-1696
(513) 241-1375
Fax: (513) 241-7843

To the Stockholders
Employee Leasing Services, Inc.
and Affiliated Companies

Independent Auditors' Report

We have audited the accompanying combined balance sheet of Employee Leasing Services, Inc. and Affiliated Companies as of December 31, 2005, and the related combined statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Employee Leasing Services, Inc. and Affiliated Companies as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company has material balances and transactions with related parties as more fully described in Notes C and I.

/s/ Rippe & Kingston CO PSC
March 22, 2006

Rippe & Kingston CO PSC
Certified Public Accountants & Consultants
Rookwood Building
1077 Celestial Street
Cincinnati, Ohio 45202-1696
(513) 241-1375
Fax: (513) 241-7843

To the Stockholders
Employee Leasing Services, Inc.
and Affiliated Companies

Independent Auditors' Report

We have audited the accompanying combined balance sheet of Employee Leasing Services, Inc. and Affiliated Companies as of December 31, 2004, and the related combined statements of income, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Employee Leasing Services, Inc. and Affiliated Companies as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company has material balances and transactions with related parties as more fully described in Notes C and H.

/s/ Rippe & Kingston CO PSC

April 25, 2006

 RESOLVE STAFFING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006, 2005 AND 2004

ASSETS	2006	2005	2004
Current assets:
Cash	$ -	$1,740,481	$ 64,295
Accounts receivable - trade, net	18,155,656	553,540	1,318,156
Prepaid expenses	1,158,640	110,660	83,952
Worker’s compensation insurance refunds receivable	147,350	407,961	426,618
Total current assets	19,461,646	2,812,642	1,893,021

Property and equipment, net	1,343,773	216,672	425,795

Advances and notes receivable - related parties	681,237	7,712,668	1,262,676

Other assets:
Worker’s compensation insurance deposits	1,319,931	864,688	-
Other assets	393,456	173,775	132,584
Goodwill	34,179,094	-	547,690
Covenants not to compete	432,632	-	-
Total other assets	36,325,113	1,038,463	680,274

Total assets	$57,811,769	$11,780,445	$4,261,766

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$ 1,255,404	$ -	$ -
Accounts payable and customer deposits	7,253,883	734,806	356,626
Accrued salaries and payroll taxes	6,323,926	2,274,713	1,837,039
Accrued workers' compensation insurance	2,239,400	3,718,178	1,852,568
Lines of credit	15,702,621	-	400,000
Current portion of long-term debt	6,604,003	-	89,219
Notes payable - related party	91,500	-	-
Workers' compensation insurance policy reserves	1,636,313	1,473,062	-
Total current liabilities	41,107,050	8,200,759	4,535,452

Long term liabilities:
Deferred gain on sale of staffing companies	-	1,051,235	-
Long term debt, less current portion	16,324,567	-	386,344
Total long term liabilities	16,324,567	1,051,235	386,344

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 50,000,000 shares authorized, issued and outstanding 2006: 18,642,740 shares; 2005 and 2004: 1,486,685 shares	6,526	5,810	5,810
Paid-in capital	4,282,579	192,496	127,496
Retained earnings (accumulated deficit)	(3,908,953)	2,330,145	(793,336)
Total stockholders’ equity (deficit)	380,152	2,528,451	(660,030)

Total liabilities and stockholders’ equity (deficit)	$57,811,769	$11,780,445	$4,261,766
See accompanying notes to consolidated financial statements.

RESOLVE STAFFING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Years Ended December 31,
	2006	2005	2004
Revenues	$103,727,965	$39,035,112	$35,114,470

Cost of revenues	92,749,727	29,003,164	27,908,858

Gross profit	10,978,238	10,031,948	7,205,612

Operating expenses	12,902,862	5,428,209	5,314,973

Income (loss) from operations	(1,924,624)	4,603,739	1,890,639

Other expense	(791,574)	(60,461)	(202,377)

Income (loss) before taxes	(2,716,198)	4,543,278	1,688,262

Provision for (benefit from) income taxes	-	-	-

Net income (loss)	$(2,716,198)	$4,543,278	$1,688,262

Basic and diluted earnings (loss) per share	$ (0.48)	$ 3.06	$ 1.14

Weighted average number of shares used in loss per share computation:
Basic and diluted	5,705,197	1,486,685	1,486,685

See accompanying notes to consolidated financial statements.

RESOLVE STAFFING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common Shares	Stock Amount	Paid in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2003	1,486,685	$ 5,810	$ 127,496	$ (1,876,370)	$ (1,743,064)

S-corporation distributions	-	-	-	(605,228)	(605,228)
Net income	-	-	-	1,688,262	1,688,262

Balance at December 31, 2004	1,486,685	5,810	127,496	(793,336)	(660,030)

Additional paid in capital	-	-	65,000	-	65,000
S-corporation distributions	-	-	-	(1,419,797)	(1,419,797)
Net income	-	-	-	4,543,278	4,543,278
Balance at December 31, 2005	1,486,685	5,810	192,496	2,330,145	2,528,451

S-corporation distributions	-	-	-	(3,719,389)	(3,719,389)
Assets not included in ELS/Resolve merger		(1,000)	(9,900)	196,489	185,589
Issuance of common stock for ELS/Resolve merger	15,856,055	1,586	2,600,113	-	2,601,699
Issuance of common stock for services	300,000	30	(30)	-	-
Issuance of common stock	1,000,000	100	1,499,900	-	1,500,000
Net Loss	-	-	-	(2,716,198)	(2,716,198)

Balance at December 31, 2006	18,642,740	$6,526	$ 4,282,579	$ (3,908,953)	$ 380,152

See accompanying notes to consolidated financial statements.

RESOLVE STAFFING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$ (2,716,198)	$ 4,543,278	$ 1,688,262
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) from operating activities:
Depreciation	156,681	83,929	80,499
Change in allowance for doubtful accounts	234,098	-	-
Amortization of non-compete agreements	180,915	-	-
Changes in operating assets and liabilities:
Accounts receivable-trade	73,387	(307,582)	(1,275,132)
Worker’s compensation insurance policy refunds	260,611	18,657	(426,618)
Prepaid and other assets	(912,604)	97,516	(152,612)
Worker’s compensation insurance policy deposit	(455,243)	(864,688)	-
Accounts payable and accrued liabilities	1,597,374	340,435	55,987
Accrued salaries and payroll taxes	1,350,371	389,127	484,553
Worker’s compensation insurance	(1,527,104)	1,616,721	1,484,938
Worker’s compensation insurance policy reserves	163,251	1,473,062	-

Net cash flows provided by (used in) operating activities	(1,594,461)	7,390,455	1,939,877

Cash Flows From Investing Activities:
Purchases of property and equipment	(424,473)	(27,281)	(369,836)
Collections from (loans to) related parties	590,837	(4,332,191)	(1,493,500)
Acquisition of net assets of subsidiaries	(493,320)	-	(832,200)
Net cash flows used in investing activities	(326,956)	(4,359,472)	(2,695,536)

Cash Flows From Financing Activities:
Bank overdraft	(30,341)	-	-
Net borrowings on lines of credit	5,513,671	-	400,000
Proceeds from notes payable	351,910	-	500,000
Paydowns on notes payable	(2,828,915)	-	(24,437)
Proceeds from issuance of common stock	1,500,000	-	-
Additional paid in capital	-	65,000	-
Paydowns on related party debt	(606,000)	-	-
Shareholder distributions	(3,719,389)	(1,419,797)	(605,228)

Net cash provided by (used in) financing activities	180,936	(1,354,797)	270,335

Net Increase (Decrease) in Cash	(1,740,481)	1,676,186	(485,324)

Cash, Beginning of the Period	1,740,481	64,295	549,619

Cash, End of the Period	$ -	$ 1,740,481	$ 64,295

See accompanying notes to consolidated financial statements.

RESOLVE STAFFING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENT’S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Resolve Staffing, Inc., (“Resolve” or the “Company”) was organized under the laws of the State of Nevada on April 9, 1998. The Company is a national provider of outsourced human resource services with over 74 offices reaching from California to New York. The Company provides a full range of supplemental staffing and outsourced solutions, including solutions for temporary, temporary-to-hire, or direct hire staffing in the clerical, office administration, customer service, professional and light industrial categories.

               Through the merger with Employee Leasing Services, Inc. (“ELS”), the Company is also a professional employer organization (“PEO”) providing a variety of personnel management services, including human resources, payroll, employer payroll taxes and benefits administration as well as health and workers’ compensation insurance programs. Services are provided to a diversified group of customers throughout the United States. As of December 31, 2006, the Company served approximately 560 clients located in 43 states with approximately 10,000 active PEO client employees and approximately 4,000 temporary staffing employees.

Approximately 55% of PEO revenues are derived from clients within the state of Ohio. The Company’s PEO operations are headquartered in Cincinnati, Ohio with its main processing center located in Shelby Township, Michigan.

On October 1, 2006, Resolve Staffing, Inc., entered into an equity purchase agreement (“Agreement”), to purchase Employee Leasing Services, Inc. (“ELS”) (the “Combination”), a privately-held company located in Cincinnati, Ohio. The Company’s Chief Executive Officer and Director, Ronald Heineman, is a principal shareholder, officer and director of ELS. Pursuant to the equity purchase agreement, Resolve acquired the ownership interest in the group of companies which comprised ELS.

In connection with the Combination on October 1, 2006, ELS was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. The acquisition of the ELS entities was treated as a reverse acquisition for financial accounting purposes and therefore the accompanying comparative financial information is that of ELS rather than the historical financial statements of Resolve Staffing, Inc. The financial information for 2006 includes the consolidated balances and consolidated results of operations of the individual entities which comprise Resolve. The combined results of operations for the acquired entities include the activities of each entity from the date of acquisition to December 31, 2006.

Organization, Basis of Presentation and Principles of Consolidation

The combined financial statements for 2005 and 2004 include the financial statements of ELS and its subsidiaries in addition to the financial statements of the following entities (which have been combined because the entities are under common control): Employee Leasing Services, Inc., ELS Personnel Services, Inc., The Rockmor Group, Inc., Premier HR Services, Inc., Integrated Payroll Solutions, Inc., Foxstar, Inc., Luxor Solutions, Inc., Streamline Management, Inc., Mandalay Services, Inc., Rio Services, Inc., Imperial Human Resources, Inc., ELS Outsource, Inc., ELS Advantage, Inc., ELS Employer Services, Inc., ELS Administrative Services, LLC, ELS Human Resources, Inc., ELS, Inc., ELS of Dayton Premier Business Solutions, LLC, Diversified Support Systems, LLC and ELS HR Solutions, Inc.. Collectively, these entities are referred to as “the Company.” During 2004 ELS owned 100% of the ownership interests of Five Star Staffing, Inc., Five Star Staffing (New York), Inc. and American Staffing Resources, LTD. (the Staffing Subsidiaries). The financial statements include the accounts of the Staffing Subsidiaries from the date of acquisition through December 31, 2004. All inter-company and inter-affiliate balances and transactions have been eliminated.

The audited financial statements of Resolve for each of the two years ended December 31, 2005 and 2004 are included in the Resolve Staffing, Inc. Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2005 and amended in Form 10-KSB/A on March 29, 2007. The audited financial statements of ELS for the two years ended December 31, 2005 and 2004 have been included in the Resolve Staffing, Inc. report on Form 8-K/A pertaining to this acquisition which was filed December 20, 2006. In accordance with the accounting treatment described above, the historical financial statements prior to the Combination reflect those of ELS. In conjunction with this transaction, the group of companies known as Employee Leasing Services, Inc., which were legally acquired by Resolve Staffing, Inc., changed its name to Resolve Staffing, Inc. The financial information for 2005 and 2004 includes the combined balances and combined results of operations of the individual entities which comprise ELS.

Nature of Business

The Company provides its PEO services by entering into a co-employment relationship with its clients, under which the Company and its clients each take responsibility for certain portions of the employer-employee relationship. The Company and its clients designate each party’s responsibilities through its client services agreements, under which the Company becomes the employer of its worksite employees for most administrative and regulatory purposes. As a co-employer of its worksite employees, the Company assumes most of the rights and obligations associated with being an employer. The Company enters into an employment agreement with each worksite employee, thereby maintaining a variety of employer rights, including the right to hire or terminate employees, the right to evaluate employee qualifications or performance and the right to establish employee compensation levels. Typically, the Company only exercises these rights in consultation with its clients or when necessary to ensure regulatory compliance. The responsibilities associated with the Company’s role as employer include the following obligations with regard to its worksite employees: (1) to compensate its worksite employees through wages and salaries, (2) to pay the employer portion of payroll-related taxes, (3) to withhold and remit (where applicable) the employee portion of payroll-related taxes, (4) to provide employee benefit programs, and (5) to provide workers’ compensation insurance coverage.

In addition to its assumption of employer status for its worksite employees, the Company’s services also include other human resource functions for its clients.

During 2004 ELS was also engaged in providing temporary staffing to customers throughout Florida, New York and Ohio. Revenues of the staffing operations represented approximately 12% of combined 2004 revenues. Total assets of the staffing operations represented approximately 10% of combined 2004 total assets.

The Company plans to continue to grow the business through the acquisition of private companies in the staffing industry that would provide types of staffing and/or related services with which we are familiar. The Company may seek private staffing companies for acquisitions or strategic alliances both in and out of its current markets. By acquiring existing staffing companies the Company believes it will enable it to:

• ཉ	recruit well-trained, high-quality professionals;
• ཉ	expand our service offerings;
• ཉ	gain additional industry expertise;
• ཉ	broaden our client base; and
• ཉ	expand our geographic presence.

On various dates during 2006, Resolve Staffing, Inc., entered into purchase agreements (“Agreements”), to acquire all of the assets and/or ownership of various separate privately-held entities owned and operated by unrelated parties located throughout the United States. Pursuant to the acquisition agreements, Resolve acquired a total of 31 temporary employee staffing locations from the newly acquired entities.

Acquisition of Entity from Related Party

In connection with the Combination on October 1, 2006, described above, ELS was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. In conjunction with this transaction, Resolve issued 1,486,525 shares of restricted common stock valued at $2,601,699 (See Note O) and a note payable in the amount of $18,641,498 in exchange for 100% of the ownership of ELS. In accordance with the accounting for a reverse acquisition the fair value of the assets and liabilities assumed, on the date of acquisition were deemed to be those of Resolve (the accounting acquiree) and were as follows:

Accounts Receivable	$ 16,191,543
Prepaid and Other Assets	306,767
Property and Equipment	796,413
Goodwill	29,892,935
Non-Compete Agreements	613,547
Accounts Payable and Accrued Liabilities	(7,113,114)
Bank overdraft	(1,285,746)
Related party payable	(6,689,139)
Notes Payable	(11,470,009)
Total	$ 21,243,197

Acquisition of Entities from Unrelated Parties

During 2006, Resolve Staffing, Inc., entered into purchase agreements (“Agreements”), to acquire all of the assets and/or ownership of various privately-held entities owned and operated by unrelated parties. Pursuant to the acquisition agreements, Resolve acquired the temporary employee staffing locations from the newly acquired entities.

Resolve paid cash, issued notes payable, issued common stock and accrued contingent expenses in the amount of $5,193,638 in exchange for the assets and liabilities of the above staffing entities as described below. The following table summarizes the estimated fair value, of the assets acquired and liabilities assumed, on the date of acquisition:

	Power
	Personnel	Voyager	Allstaff	Total
Cash	$ 353,431	$ -	$ 62,154	$ 415,585
Accounts Receivable	1,374,218	255,555	132,685	1,762,458
Prepaid and Other Assets	49,181	-	3,251	52,432
Property and Equipment	44,021	10,000	15,000	69,021
Goodwill	3,563,291	365,202	772,791	4,701,284
Accounts Payable and Accrued Liabilities	(516,263)	-	-	(516,263)
Line of credit	(1,252,450)	-	-	(1,252,450)
Notes Payable	(38,429)	-	-	(38,429)
Net Assets Acquired:	$ 3,577,000	$ 630,757	$ 985,881	$ 5,193,638

The financial results of these acquired entities are included in the consolidated financial statements from the date of acquisition.

In conjunction with the previous purchase agreements described in Note K, the Company capitalized $65,217 in goodwill during 2006.

In conjunction with the acquisitions from all unrelated parties during 2006, approximately $1,138,000 has been assigned to goodwill. All of the goodwill is expected to be deductible for tax purposes.

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

Principles of Consolidation

The consolidated financial statements for 2006 include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in preparing the accompanying consolidated financial statements.

Revenue Recognition

The Company recognizes PEO revenues when each periodic payroll is delivered to the client. Revenues are reported in accordance with the requirements of FASB Emerging Issues Task Force Issue No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent.”(EITF 99-19). Consistent with its revenue recognition policy, the Company’s net PEO revenues and cost of PEO revenues do not include the payroll cost of its worksite employees. Instead, PEO revenues and cost of PEO revenues are comprised of all other costs related to its worksite employees, such as payroll taxes, employee benefit plan premiums and workers’ compensation insurance. Payroll taxes consist of the employer’s portion of Social Security and Medicare taxes, federal unemployment taxes and state unemployment taxes. PEO revenues also include professional service fees, which are primarily computed as a percentage of client payroll or on a per check basis.

Staffing and managed service revenue and the related labor costs and payroll are recorded in the period in which services are performed. The Company follows EITF 99-19, in the presentation of staffing and managed service revenues and expenses. This guidance requires Resolve to assess whether it acts as a principal in the transaction or as an agent acting on behalf of others. In situations where Resolve is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in the consolidated statements of operations.

Stock Based Employee Compensation

The Company adopted SFAS 123(R) to account for its stock-based compensation beginning January 1, 2006. Previously, the Company elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), Financial Accounting Standards Board Interpretation No, 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). During 2006, the Company did not grant any stock options which would require a calculation as prescribed by SFAS 123(R).

There are no differences between the historical and pro-forma stock based compensation value.

Accounts Receivable

The PEO segment does not typically extend credit to its customers. In certain situations, however, credit is extended on a secured basis. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible Recoveries of accounts receivable previously written off are recorded when received.

Resolve's trade accounts receivable result from the sale of its services to customers, and customers consist primarily of private companies. Resolve uses the allowance method to account for uncollectible accounts. Bad debt expense for the years ended December 31, 2006, 2005 and 2004 was $576,964, $49,721 and $66,840 respectively. The Company’s policy for determining when receivables are past due is 31 days after original invoice date. The Company’s policy for charging off uncollectible accounts receivable requires approval of the Chief Financial Officer, after reviewing Corporate Credit recommendation in consultation with the specific branch involved, determining that the debt has little, if any chance, of being collected. An allowance for doubtful accounts in the amounts of $472,428, $3,000 and $0 was recorded at December 31, 2006, 2005 and 2004, respectively.

Concentration of Credit Risk

Financial instruments, which potentially expose Resolve to concentrations of credit risk consist principally of trade accounts receivable.

Resolve's trade accounts receivable result from the sale of its services to customers, and customers consist primarily of private companies. In order to minimize the risk of loss from these private companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. As of December 31, 2006, no customer accounted for 10% or more of gross accounts receivable and no customer accounted for 10% or more of the net revenues for the year ended December 31, 2006. For the year ended December 31, 2005, two customers accounted for approximately 13% and 15% of gross revenues. For the year ended December 31, 2004, one customer accounted for approximately 19% of gross revenues.

The Company had cash deposits in excess of federally insured limits with a bank of approximately $2,707,000 and $1,374,000 at December 31, 2005 and 2004 respectively.

The Company is obligated to pay the salaries, wages, related benefit costs, and payroll taxes of worksite employees. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

Resolve estimates that the fair value of all financial instruments at December 31, 2006, 2005 and 2004 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheets.

Liquidity and Management’s Plans

As reflected in the accompanying consolidated financial statements, the Company has a net working capital deficit of $21,645,404 and stockholder’s equity of $380,152, as of December 31, 2006. During 2006, the Company incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

For the year ended December 31, 2006 the Company incurred a net loss of $2,716,198. Of this loss, $571,694 did not represent the use of cash. Non-cash expenditures consisted of depreciation of $156,681, increase in allowance for doubtful accounts of $234,098, and amortization of non compete agreements of $180,915. Changes in accounts receivable, prepaid and other assets, along with increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $1,594,461. Additionally the Company used $424,473 to purchase computer equipment, software and office equipment during 2006.

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

Property and Equipment

Property and equipment are stated at cost. The cost of significant additions and betterments is capitalized; maintenance and repairs are charged to expense as incurred. Depreciation is provided on property and equipment using both straight-line and accelerated methods over the estimated useful lives of the respective assets as follows:

Office equipment 5 - 7 years
Computer hardware and software 3 - 5 years
Leasehold improvements 15 - 39 years
Vehicles 3  years

When property and equipment are retired or otherwise disposed, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in the statement of income for the period.

Sales and Marketing Commissions and Client Referral Fees

Sales and marketing commissions and client referral fees of approximately $1,397,000, $884,000 and $784,000 for the years ended December 31, 2006, 2005 and 2004, respectively, are charged to operations as incurred.

Advertising Costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Resolve did not have direct-response advertising costs during the years ended December 31, 2006, 2005 and 2004. Total advertising costs for the years ended December 31, 2006, 2005 and 2004 were $243,038, $27,199 and $84,292, respectively.

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

For the years 2005 and 2004, ELS, Inc had elected to pass through its federal and state taxable income to its stockholders (an S-corporation election under the Internal Revenue Code). As a result, there was no provision for federal and state income taxes in the Company’s financial statements for 2005 and 2004. The Company made distributions to the stockholders for them to use in paying income taxes attributable to the Company's taxable income. Due to the acquisition of Resolve for tax purposes, the S-election is automatically terminated, and the Company will be taxed as a C-Corporation.

The Company is subject to certain local income taxes as certain local taxing authorities do not recognize S-corporation status as permitted by the Internal Revenue Code. In applicable situations, the Company provides for local income taxes at appropriate rates. Local income tax expense of $200,738, $28,938 and $68,341 for the years ended December 31, 2006, 2005 and 2004, respectively, is included in the statement of income within selling, general and administrative expenses.

Loss Per Share

Net loss per share is computed based upon the weighted average number of outstanding shares of the Company’s common stock for each period presented. The weighted average number of shares excludes 2,843,820 common stock equivalents, representing warrants and stock options, since the effect of including them would be anti-dilutive.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Company adopted SFAS 155 on January 1, 2007 which does not have a material effect on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". The provisions of FIN 48 are effective for our fiscal year beginning January 1, 2007. We believe that the adoption will not have a material effect on the our consolidated financial statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS 157 in the first quarter of 2008. Our management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006, or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than including the adjustment in the current year income statement. Upon completing our evaluation of the requirements of SAB No. 108, we determined it did not affect our consolidated financial statements.

Reportable Segments

As of the date of Combination, the Company operates in two reportable segments under Statement of Financial Accounting Standards Board (FASB) Statement No. 131, “Disclosure about Segments of Enterprise and Related Information.”

Presented below is the reconciliation of segment information to the consolidated statement of operations for 2006:

	Total	Staffing	PEO
Revenue	$ 103,727,965	$ 51,042,530	$ 52,685,435
Cost of Sales	92,749,727	46,784,227	45,965,500
Gross Profit	10,978,238	4,258,303	6,719,935
Operating expenses	12,902,862	5,496,925	7,405,937
Loss from operations	(1,924,624)	(1,238,622)	(686,002)
Interest Expense	(791,574)	(714,963)	(76,611)
Net loss	$ (2,716,198)	$ (1,953,585)	$ (762,613)

Workers’ Compensation Insurance

Worksite employees in the state of Ohio are part of the state sponsored workers’ compensation insurance program. Accruals for Ohio workers’ compensation expense are recorded based on actual rates provided by the state.

The Company maintains high deductible workers’ compensation coverage for most other work site employees in states other than Ohio. Accruals for high deductible workers’ compensation expense are made based upon the Company’s claims experience and analysis by the Company’s third party administrator, utilizing the Company’s historic loss information. As such, a majority of the Company’s recorded expense for workers’ compensation is management’s best estimate. Management believes that the amount accrued is adequate to cover all known and unreported claims at each balance sheet date. However, if the actual costs of such claims and related expenses exceed the amount estimated, additional reserves may be required, which could have a material negative effect on operating results.

Goodwill

As discussed in Note E, ELS purchased the ownership interests of Five Star Staffing, Inc., Five Star Staffing (New York), Inc. and American Staffing Resources, LTD. during 2004. The acquisitions were accounted for using the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations. The cost in excess of net assets purchased was recorded as an asset (entitled “Goodwill”). The Company does not amortize the goodwill balance, but reviews annually (or more frequently if impairment indicators arise) for impairment under a two-step impairment test in accordance with FASB Statement No. 142, Accounting for Goodwill and Other Intangible Assets. The first step is to compare the carrying amount of the reporting unit’s assets to the fair value of the reporting unit. If the carrying amount exceeds the fair value, then the second step is required to be completed, which involves the fair value of the reporting unit being allocated to each asset and liability with the excess being implied goodwill. The impairment loss is the amount by which the recorded goodwill exceeds the implied goodwill. No impairment loss was recognized for the years ended December 31, 2006, 2005 and 2004.

Health Benefits

Claims incurred under health benefit plans are expensed as incurred according to the terms of the contract. Liability reserves are established for the benefit claims reported but not yet paid and claims that have been incurred but not yet reported.

NOTE B - PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2006, 2005 and 2004 is summarized as follows:

	2006	2005	2004

Office equipment	$ 746,832	$ 328,691	$ 591,682
Computer hardware and software	872,230	133,324	110,923
Leasehold improvements	260,307	216,292	260,718
Vehicles	8,139	-	-
Total property and equipment	1,887,508	678,307	963,323
Less, accumulated depreciation	(543,735)	(461,635)	(537,528)
Net property and equipment	$ 1,343,773	$ 216,672	$ 425,795

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $156,681, $83,929 and $80,499, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

Note Receivable

On December 8, 2003, ELS entered into a non-interest bearing short-term credit agreement with Resolve Staffing, Inc. that provides for borrowings up to $200,000. At that time Ronald Heineman was the Chief Executive Officer and Director of both companies. The underlying promissory note is secured by 400,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. Balances due under the credit agreement were originally due May 8, 2004.

During March 2006, the agreement was amended to allow unlimited maximum borrowings with a maturity date of March 31, 2007. The note bears interest at 3 percent per annum and is payable monthly. As of December 31, 2005 and 2004 $5,876,269 and $0, respectively, was outstanding under this note. As of December 31, 2006 amounts owed were eliminated on consolidation.

Note Payable

Note payable to related party relates to borrowings of $91,500 from William Brown, a Director and Shareholder. The underlying note bears interest at 5% and was due on March 31, 2004. The Company has a verbal agreement to extend the maturity date on a month-to-month basis.

Notes payable to related parties of $18,641,498 were issued in conjunction with the Combination. See Notes A and G.

Loan Guarantees

The lines of credit described in Note G below are secured by substantially all assets of the Company and guaranteed by Ron Heineman, William Walton and Restaurant Management Group. Prior to the Combination, the line of credit with ELS was also guaranteed by Resolve. Resolve had a line of credit providing for maximum borrowings of $7,000,000 and various term notes with a bank that were guaranteed by ELS. Borrowings under the Resolve line of credit and term notes were $2,445,708 and $3,648,100, respectively, at December 31, 2005.

Related Party Lease

The Company leases its Cincinnati facility from W.H. 2, LLC (WH2), a limited liability company owned by stockholders of the company under an operating lease expiring during September 30, 2011. Rent expense under this lease was $69,300, $49,200 and $20,500 for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum annual rentals under this operating lease are presented in Note H.

Management Fees

Company personnel perform various management functions on behalf of the above mentioned related parties and other limited liability companies either wholly or partially owned by certain stockholders of the Company. Certain administrative costs are allocated to related parties under common management at the discretion of management. ELS allocated $55,269, $264,566 and $331,532 of administrative costs to Resolve Staffing, Inc. for the years ended December 31, 2006, 2005 and 2004, respectively. Fees are no longer allocated due to the Combination that took place on October 1, 2006.

Advances Receivable

Advances receivable from related parties at December 31:

	2006	2005	2004
Resolve	$ -	$ 848,239	$ 51,223
Other	681,237	988,160	1,211,453
Total	$ 681,237	$ 1,836,399	$ 1,262,676

NOTE D - WORKERS’ COMPENSATION INSURANCE

The Company maintains a high deductible insurance policy with respect to workers’ compensation coverage for its worksite employees who are not employed in the State of Ohio. The Company had provided a total of $1,636,313 and $1,473,062 at December 31, 2006 and 2005, respectively, as the estimated liability for unsettled workers’ compensation claims. The Company did not accrue for estimated unsettled worker’s compensation claims at December 2004. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate, which includes, in part, an evaluation of information provided by the Company’s third-party administrators for workers’ compensation claims to estimate the total future costs of all claims, including potential future adverse loss development. Included in this claim liability are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claim related administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known. The Company believes that the difference between amounts recorded for its estimated liabilities and the possible range of costs to settle related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods may be material to the results of operations.

During 2006 and 2005, the Company’s primary high deductible workers’ compensation insurance policy was provided by Providence Property and Casualty Insurance Company of Frisco, Texas. Under this policy, the Company’s deductible in most cases equals $500,000 per occurrence and covers most of its worksite employees who are not employed in the state of Ohio (except California which are not covered under the policy.) The Company regularly evaluates the financial capacity of its insurers to assess the recoverability of any potential insurance receivables.

NOTE E - INTANGIBLE ASSETS

The Company’s intangible assets are comprised of goodwill and covenants not to compete arising from acquisitions. Goodwill will be assessed for impairment annually by management. The Company’s covenants not to compete have contractual lives principally ranging from one to two years and are being amortized over the period of benefit.

Intangibles consist of the following at December 31:

	2006	2005	2004

Covenants not to compete	$ 613,547	$ -	$ -

Less amortization	(180,915)	-	-

	$ 432,632	-	-

Goodwill	$ 34,179,094	$ -	$ 547,690

NOTE F - EMPLOYEE BENEFIT PLAN

The Company and many of its clients’ employees participate in a multi-employer 401(k) retirement savings and plan covering substantially all employees who have completed one year of service and are at least 21 years of age. Participants may defer up to 50% of their annual base compensation up to the limits prescribed by the Internal Revenue Code (IRC).

The Company and its clients are required to match employee contributions at the rate of $1.00 for every $1.00 contributed by the employee, up to a maximum of 3% and $0.50 for every $1.00 contributed for the next 2% of the employee’s base compensation in accordance with the IRC safe harbor rules. The Company and its clients may also make discretionary matching and profit sharing contributions to the plan.

Total Company contributions and plan expenses paid by the Company were $90,242, $69,245 and $44,377 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE G - LONG TERM DEBT AND LINES OF CREDIT

Notes payable and lines of credit as of December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Lines of credit to one bank, interest payable monthly at rates ranging from prime to 8.75% per annum, maturing January 2007, maximum of $15,500,000 in borrowings. Borrowings are not to exceed 80% of accounts receivable. Subsequent to year end the Company increased these lines of credit to $31,500,000 with maturity dates of September 30, 2007 and January 31, 2008. See Note P.	$ 14,641,500	$ -	$ 400,000
Revolving line of credit with a financial institution that provides for maximum borrowings of $1,700,000 through November 2007. Borrowings are not to exceed 85% of accounts receivable. Interest accrues at 9.25% per annum.	986,956	-	-
Line of credit with a bank that provides for maximum borrowings of $100,000. Interest accrues at the bank's prime rate of 9.25% per annum. Maturity date is on demand.	74,165	-	-
Note payable to a bank, interest payable monthly at a rate of 6.6% per annum, maturing September 1, 2009.	303,746	-	-
Note payable to a financial institution, interest payable at annual percentage rate of 8.25% per annum. Monthly payments of $47,049 through July 2007.	351,910	-	-
Notes payable to two individuals for the Combination, interest at prime which was 8.25% per annum at December 31, 2006. Note principal and interest payments are due the first day of each month through September 2021.	16,944,200	-	-
Note payable to individual for the stock purchase of Power Personnel. The note will be paid in monthly installments of $125,637 through October 2008. Interest is payable at 5.3% per annum.	2,555,931	-	-
Two notes payable to financial institutions due June 2007 and November 2007. Interest accruing between 3.5% and 9.25% per annum.	37,866	-	-
Notes payable to various individuals for the acquisition of various staffing entities during 2005 and 2006. Notes are due at varying dates through December 2007 with monthly payment amounts ranging from $5,833 to $34,891. These notes bear no interest and accordingly management has imputed interest at 7.25% per annum. Shown net of discount of $103,300.	2,734,917	-	-
Term loan payable to a bank, due in monthly installments of $9,845 including interest at 6.6% per annum through September 1, 2009, secured by substantially all Company assets.	-	-	475,563
Note payable to an individual accruing interest at 5% to 12% per annum, maturity date is being extended verbally on a month to month basis.	91,500	-	-
Total long term debt and lines of credit	38,722,691	-	875,563
Current portion of long term debt and lines of credit	(22,398,124)	-	(489,219)

Long term portion of long term debt and lines of credit	$ 16,324,567	$ -	$ 386,344

See Note C—Related Party Balances and Transactions, for information about the Credit Agreement with Ron Heineman.

See Note C - Related Party Balances and Transactions, for information about the Note Payable to William Brown.

Maturities of long term debt and lines of credit are as follows:

Year ending December 31,
2007	$22,398,124
2008	2,565,230
2009	1,251,248
2010	1,183,782
2011	1,183,782
Thereafter	10,140,525
Total	$38,722,691

NOTE H - OPERATING LEASES

The Company rents various office space for each of its locations across the United States, under lease terms ranging from month-to-month to expiring September, 2011. Monthly payments due under these leases range from $210 to $4,970. The Company has the option to renew various leases under the same terms and conditions as the original leases and anticipates exercising certain of these options. The Company also leases various office and computer equipment under operating leases that require quarterly payments between $3,641 and $4,988 through March 2007. The Company also leases office space from a related party at $4,100 a month through July 2009. This lease was amended and renewed on October 1, 2006 to $10,800 a month through September 30, 2011.

Future minimum annual rentals under all operating lease agreements are as follows:

Year Ended December 31,	Total	Related Party	Other
2007	$ 964,382	$ 129,600	$ 834,782
2008	725,854	129,600	596,254
2009	476,270	129,600	346,670
2010	257,724	129,600	128,124
2011	118,969	108,000	10,969
	$ 2,543,199	$ 626,400	$ 1,916,799

Total rent expense for all operating leases was $637,301, $278,686 and $261,903 for the years ended December 31, 2006, 2005 and 2004 respectively.

NOTE I - DEFERRED GAIN ON SALE OF STAFFING COMPANIES

   On       February 7, 2005, ELS sold the common stock and membership units of Five Star Staffing, Inc., Five Star Staffing (New York), Inc., American Staffing Services, Ltd. and E.L.S. Personnel Services, LLC to Resolve in exchange for 13,000,000 restricted shares of Resolve common stock and a note receivable in the amount of $1,500,000. Since the transaction was between related parties, the gain resulting from the sale in the amount of $1,051,235 had been recorded as a deferred gain on the combined balance sheet at December 31, 2005. This gain was eliminated in conjunction with the recording of the Combination.

NOTE J - MAJOR VENDOR

Workers’ compensation paid to the State of Ohio Bureau of Workers’ Compensation constitute approximate 60% of workers’ compensation insurance cost of revenues for the PEO segment. This is considered a major vendor relationship. Because the State of Ohio is a monopolistic state with regard to workers’ compensation insurance, there are no alternative sources for workers’ compensation insurance within the state. The Company believes that, by nature of rules afforded PEOs within the state, the risk from this relationship is primarily related to rates. The standard client agreement provides that the Company may, at its discretion, adjust the amount billed to clients to reflect changes in the Company’s direct costs. Also, the Company maintains the ability to remove clients from their policy and, due to having PEO status, the removal of the client from the policy will remove that client’s claims history from the Company policy. Any such rate changes or removals require a 30 day notice to the client. Regardless of the Company’s assertion, there is no assurance that the Company will be able to successfully pass through rate increases or successfully manage claims in the future.

NOTE K - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various lawsuits and claims arising in the normal course of business. Management believes it has valid defenses in these cases and is defending them vigorously. While the results of litigation cannot be predicted with certainty, management believes the final outcome of such litigation will not have a material adverse effect on the Company’s financial position or results of operations.

The Company maintains letters of credit of approximately $4,374,944 at December 31, 2006 to secure workers’ compensation policies in lieu of providing deposits. There were no draws on the letters of credit for the year ended December 31, 2006.

In accordance with the high deductible workers’ compensation policy, the Company is required to purchase $490,000 of the insurance company’s non-voting stock during the year ended December 31, 2007. There are no additional deposits to be made during the year ending December 31, 2007 as all deposits were made in 2006.

The Company is in receipt of a Determination and Assessment from the State of Michigan, Department of Labor & Economic Growth, Unemployment Insurance Agency seeking payment of amounts totaling $9,505,212. The Company and legal counsel believe that this assessment is baseless and without merit and intends to contest this assessment vigorously. As of December 31, 2006, no amount is accrued in the Company’s financial statements as the matter is deemed groundless and outside the authority of the Agency.

The Company is in receipt of letters from the State of Ohio sales tax auditors indicating their intention to make an assessment on employee leasing or co-employment sales. The Company conducts its business through written contracts of at least one year, and claims exemption from the sales tax auditor’s position. The Company continues to work with the sales tax auditors to have this matter dismissed. As of December 31, 2006, no amount is accrued in the Company’s financial statements as the Company and legal counsel believe this assessment is groundless.

As of December 31, 2006 the Company is in receipt of a notice from the United States Department of Labor asserting various violations of ERISA relating to the ELS group health plan. The Company is attempting to address the alleged violations and does not believe this matter will have a material impact on the accompanying financial statements.

Depending on certain goals and performances being met, Resolve has the following off balance sheet arrangements in which Resolve is obligated to pay the previous owners of the following entities certain contingent amounts, which are the result of the various acquisitions. If additional amounts are paid these amounts will be recorded as additional goodwill when paid.

•	The Arnold Group - Based on sales targets, the prior owners may receive contingent performance payments not to exceed $125,000 through May 31, 2007.
•	Taylor Personnel Services, Inc. - Based on sales targets, the prior owners may receive contingent performance payments not to exceed $80,000 through May 31, 2007.
•	QRD International, Inc. dba Delta Staffing - Based on gross profit targets, the prior owners may receive contingent performance payments of up to approximately $75,000 through September 11, 2007.
•	Midwest Staffing, Inc. - Based on pre-tax profit targets, the prior owners may receive contingent performance payments not to exceed $75,000 through September 27, 2007.
•	Project Solvers, Inc. - Based on pre-tax profit targets, the prior owners may receive contingent performance payments not to exceed $200,000 through October 25, 2008.
•	Pro Care Medical Staffing, LLC. - Based on pre-tax targets the prior owners may receive contingent performance payments not to exceed $ 650,000 in total through November 9, 2007.
•	Big Sky Travel Nurses, Inc. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $15,000 through November 27, 2007.
•	Assisted Staffing, Inc. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $25,000 through December 10, 2007.
•	Driver’s Plus, Inc. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $10,000 through December 26, 2007.
•	Ready Nurse, LLC. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $10,000 through March 5, 2008.
•
KFT, Inc. dba Power Personnel - Based on pre- tax profit targets the prior owners may receive contingent performance payments of up to approximately $ 50,000 through October 10, 2008 and October, 10 2009.

•
Steadystaff, LLC - January 1, 2007 to December 31, 2007 and January 1, 2008 to December 31, 2008, based on pre-tax profit targets the prior owners may receive contingent performance payouts up to approximately $10,000 per year.

NOTE L - VARIABLE INTEREST ENTITY

As described in Note B, during 2005 and 2004 ELS loaned substantial amounts to Resolve Staffing, Inc., a company with common ownership and management. Because of the common ownership between ELS and Resolve, the amounts loaned to Resolve by ELS, and the guarantee of Resolve’s debt by the stockholders of ELS, ELS was exposed to the risk that it may have been required to subsidize the losses of Resolve.

While Resolve was considered a variable interest entity, Employee Leasing Services, Inc. was not considered the primary beneficiary. Therefore, the financial statements of Resolve have not been consolidated with Employee Leasing Services, Inc. for 2005 and 2004. At December 31, 2005, the assets of Resolve totaled approximately $15,200,000 (including goodwill of approximately $6,700,000) and liabilities totaled approximately $15,400,000 (including bank debt of approximately $6,200,000 and advances and notes payable to ELS of approximately $6,700,000.) The maximum exposure for ELS would be the carrying amount of the bank debt and the advances and notes payable of Resolve. See Note A for discussion of the combination between ELS and Resolve during 2006.

NOTE M - INCOME TAXES

At December 31, 2006, the Company had federal and state tax net operating loss carryforwards (“NOL”) of approximately $2,004,000. The federal and state tax loss carryforwards will begin to expire in 2025 and 2015, respectively, unless previously utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, the Company’s use of its net operating loss and credit carryforwards may be limited as a result of cumulative changes in ownership of more than 50% over a three-year period. Management is currently in the process of calculating these limitations.

The Company also recorded a valuation allowance of approximately $404,000 related to federal and state loss and tax credit carryforwards and other temporary differences of Resolve. The tax benefit of these carryforwards, if and when realized, will first reduce the existing value of goodwill up to a total of $404,000, then, if applicable, remaining amounts will be applied first to other intangible assets with any excess amount recognized as an income tax benefit.

Significant components of the Company's deferred tax assets are shown below. A valuation allowance has been established to offset the deferred tax assets, as realization of such assets has not met the more likely than not threshold required under SFAS No. 109.

December 31,	2006	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$ 779,400	$ -	$ -
Allowance and Accruals	183,800	-	-
Bad Debt Allowance	11,400	-	-
Gross deferred tax assets	974,600	-	-
Fixed Assets and Intangibles	(95,100)	-	-
	879,500	-	-
Valuation allowance	(879,500)	-	-
	$ -	$ -	$ -

Significant components of the provision for income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Current
Federal	$ -	$ -	$ -
State	-	-	-

Deferred			-
Federal	-	-	-
State	-	-	-

Income tax expense	$ -	$ -	$ -

Reconciliation of the statutory federal income tax benefit to the Company's effective tax benefit:

Years Ended December 31,	2006	2005	2004
Statutory U.S. federal rate	35.00%	0%	0%
State income taxes - net of federal benefit	3.03%	0%	0%
Permanent differences	-7.79%	0%	0%
True up of prior year tax provision	1.63%	0%	0%
Other	-0.92%	0%	0%
Change in valuation allowance	-30.95%	0%	0%
Provision for income taxes	0.00%	0.00%	0.00%

As discussed in Note A, income taxes for 2005 and 2004 for ELS have not been provided for as each of these entities was a wholly owned subsidiary of ELS Inc. and reported all income and expenses on the consolidated income tax returns of ELS, Inc. ELS Inc. had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, ELS had no liability. Instead the owners of ELS were liable for income taxes on the respective share of ELS’s taxable income. Due to the acquisition of ELS by Resolve for tax purposes, the S-election is automatically terminated and the Company will be taxed as a C-Corporation.

NOTE N - CASH FLOW SUPPLEMENTAL INFORMATION

Cash paid for interest during the years ended December 31, 2006, 2005 and 2004 amounted to $576,491, $58,493 and $44,770, respectively.

Non-cash investing and financing activities:

During 2006 the Company issued 300,000 shares of common stock for services related to the raising of funds. The shares were valued at approximately $410,000 and have been recorded as an increase and decrease in paid in capital.

During 2006, the following non-cash transactions were recorded:

Acquisition of Entity from Related Party

In connection with the Combination on October 1, 2006, described below in the Basis of Presentation section of the notes to consolidated financial statements, ELS was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. In conjunction with this transaction, Resolve issued 1,486,685 shares of restricted common stock valued at $2,601,699 (See Note O) and notes payable in the amount of $18,641,498 in exchange for 100% of the ownership of ELS. The fair value of the assets and liabilities assumed, on the date of acquisition were as follows:

Accounts Receivable	$ 16,191,543
Prepaid & Other Assets	306,767
Property & Equipment	796,413
Goodwill	29,892,935
Non-Compete Agreements	613,547
Accounts Payable & Accrued Liabilities	(7,113,114)
Bank overdraft	(1,285,746)
Related party payable	(6,689,139)
Notes Payable	(11,470,009)
Total	$ 21,243,197

Acquisition of Entities from Unrelated Parties

During 2006, Resolve Staffing, Inc., entered into purchase agreements (“Agreements”), to acquire all of the assets and/or ownership of multiple privately-held entities owned and operated by unrelated parties. Pursuant to the acquisition agreements, Resolve acquired the temporary employee staffing locations from the newly acquired entities.

Resolve paid cash, issued notes payable, issued common stock and accrued contingent expenses in the amount of $5,193,638 in exchange for the assets and liabilities of the above staffing entities as described below. The following table summarizes the estimated fair value, of the assets acquired and liabilities assumed, on the date of acquisition:

	Power
	Personnel	Voyager	Allstaff	Total
Cash	$ 353,431	$ -	$ 62,154	$ 415,585
Accounts Receivable	1,374,218	255,555	132,685	1,762,458
Prepaid & Other Assets	49,181	-	3,251	52,432
Property & Equipment	44,021	10,000	15,000	69,021
Goodwill	3,563,291	365,202	772,791	4,701,284
Accounts Payable & Accrued Liabilities	(516,263)	-	-	(516,263)
Line of credit	(1,252,450)	-	-	(1,252,450)
Notes Payable	(38,429)	-	-	(38,429)
Total Assets Acquired:	$ 3,577,000	$ 630,757	$ 985,881	$ 5,193,638

During 2005, the following non-cash transactions were recorded:

As disclosed in Note I, ELS sold the common stock of four staffing companies in a non-cash transaction as follows:

Proceeds from sale (note receivable and restricted securities)	$1,630,000
Less cost basis of net assets sold:
Assets	(1,969,683)
Liabilities	1,390,918
(578,765)
Deferred gain on sale of staffing companies	$1,051,235

The company distributed $125,000 of restricted securities to stockholders during the year ended December 31, 2005.

NOTE O - STOCKHOLDERS’ (DEFICIT) EQUITY

Issuance of Common Stock

On October 1, 2006, as part of the consideration, Resolve issued shares of its common stock to the selling shareholders of ELS, Inc. Additionally, Resolve agreed to issue notes payable totaling approximately $18.6 million and pay certain other settlement amounts described in the ELS purchase agreement.

In accordance with the reverse acquisition accounting, the shares of common stock issued by Resolve to the former owners of ELS, described in Note A, have been shown as if they have been outstanding for all periods presented. The value of these shares, $2,601,699, has been presented in the consolidated statement of stockholders’ (deficit) equity as the value for the 15,856,055, shares issued for the ELS/Resolve merger.

During 2005 and 2004 the combined financial statements of Employee Leasing Services, Inc. and Affiliated Companies included the assets and liabilities of a particular entity that was not included in the Combination. The exclusion of this entity is presented in the accompanying consolidated statement of stockholders’ (deficit) equity as “Assets not included in ELS/Resolve Merger.”

Effective October 1, 2006, the Company agreed to issue 1,000,000 shares of restricted common stock to certain accredited investors, for an aggregate consideration of $1,500,000. In addition, the investors received a warrant to purchase additional shares of common stock at $2.00 and a warrant to purchase additional shares of common stock at $3.00. The shares of common stock acquired by these investors, including the warrant shares, have registration rights associated with them, whereby the Company has committed to use its best efforts to prepare and file a registration statement with the Commission registering the shares for resale, within 30 days from the date of acquisition of the shares. This registration statement was filed during February 2007.

During October, 2006 the Company issued 300,000 shares of common stock to individuals as compensation for services provided relating to the sale of the 1,000,000 shares of common stock described above. The shares issued to these individuals have been valued at approximately $410,000 and have been recorded as an increase and a reduction in paid in capital in the accompanying consolidated statement of stockholders’ (deficit) equity.

Common Stock Warrants

As of December 31, 2006 there were 2,843,820 warrants outstanding. 843,820 warrants were due to expire on June 30, 2007 and each warrant has an exercise price of $.75 per share price (See Note P). The additional 2,000,000 warrants were issued on October 1, 2006 and have a strike price of $2.00 (1 million warrants) and $3.00 (1 million warrants). All stock warrants are exercisable at December 31, 2006.

Employee Agreements

The employment agreement with Mr. Heineman dated October 1, 2006, (for a 5 year term) sets forth the terms of his continued employment with the Company as chief executive officer and provides for, among other matters: a base salary, bonuses based on the achievement of specific goals as determined by the agreement and a severance package as specified in the agreement.

The employment agreement with Mr. Horne dated October 1, 2006, (for a 3 year term) sets forth the terms of his continued employment with the Company as executive vice president and chief financial officer and provides for, among other matters: a base salary, bonuses based on the achievement of specific goals as determined by the agreement and a severance package as specified in the agreement.

The employment agreement with Mr. Roux dated October 1, 2006, (for a 3 year term) sets forth the terms of his continued employment with the Company and provides for, among other matters: a base salary, bonuses based on the achievement of specific goals as determined by the agreement and a severance package as specified in the agreement.

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

NOTE P - SUBSEQUENT EVENTS

On January 20, 2007 certain individuals converted outstanding warrants into shares of common stock. A total of 714,360 warrants were converted into 535,770 shares of common stock.

On January 26, 2007 the Board of Directors elected to purchase 129,460 warrants (with a strike price of $.75) for an aggregate of $6,473 pursuant to the warrant agreement.

During March 2007 the Company finalized its renewal of its various lines of credit described in Note G. The lines of credit were increased to $31.5 million, call for interest payable monthly at the prime interest rate, include certain financial covenants and mature September 30, 2007 and January 31, 2008. These lines of credit are guaranteed by certain shareholders and affiliated entities.

NOTE Q - PROFORMA INFORMATION

The consolidated financial statements for the year ended December 31, 2006 are presented in accordance with accounting principles generally accepted in the United States of America (GAAP), which requires that the financial results of acquired entities are included in the consolidated financial statements from the date of acquisition. As a result, the consolidated statement of operations does not include the activity of the acquired companies for the period from January 1 to the date of acquisition. Below is the pro forma information for the significant acquisitions entered into during the year, including the acquisition of Star Personnel (and Direct Staffing), the reverse acquisition of Resolve by ELS, Inc. on October 1, 2006, and the acquisition of Power Personnel, on October 11, 2006, Allstaff on November 6, 2006 and Voyager on November 20, 2006.

Presented below is the unaudited pro forma condensed combined consolidated statement of operations for the year ended December 31, 2006 as if the acquisition of Star Personnel, Power Personnel, Allstaff, Voyager and ELS, Inc. had been completed January 1, 2006.

	Actual	Star Personnel, Inc.	Power Personnel, Inc.	Resolve (Pre Combination)	Pro-forma adjustments	Pro-forma
Service Revenues	$ 103,727,965	$ 6,665,403	$ 7,679,844	$ 88,778,862	(a) (55,269)	$ 206,796,805

Cost of Services	92,749,727	4,614,832	6,190,000	75,718,957	(a) (55,269)	179,218,247

Gross Margin	10,978,238	2,050,571	1,489,844	13,059,905	-	27,578,558

Operating Expenses	12,902,862	2,073,399	1,414,420	11,962,626	-	28,353,307

Income (Loss) From Operations	(1,924,624)	(22,828)	75,424	1,097,279	-	(774,749)

Interest expense	(791,574)	(93)	(107,848)	(596,718)	( b) (527,985)	(2,024,218)

Net (Loss) Income	$(2,716,198)	$(22,921)	$(32,424)	$500,561	$ (527,985)	$ (2,798,967)

Pro-forma earnings per share information for the year ended December 31, 2006:
Basic weighted average shares outstanding:	17,564,658
Pro forma basic net loss per common share:	$(0.16)

NOTES TO THE UNAUDITED PRO FORMA CONDENSED COMBINED CONSOLIDATED STATEMENT OF OPERATIONS

a)	Elimination of Management Fees allocated to Resolve by ELS for the period January 1, 2006 through September 30, 2006.
b)	Interest expense related to Bill Walton and Ron Heineman notes payable issued for the ELS/Resolve combination. Interest computed as if the notes were issued January 1, 2006.

SCHEDULE I—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2004, 2005 and 2006

Allowances are deducted from the assets to which they apply.

	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period

Year ended December 31, 2004:
Allowance for:
Uncollectible accounts	$-	$66,840	$-	$(66,840)	$-

Year ended December 31, 2005:
Allowance for:
Uncollectible accounts	$-	$49,721	$-	$(46,721)	$3,000

Year ended December 31, 2006:
Allowance for:
Uncollectible accounts	$3,000	$576,964	$-	$(107,536)	$472,428

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Resolve Staffing, Inc., a Nevada Corporation

Dated April 16, 2007	By: /s/ Ronald Heineman
Ronald Heineman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald Heineman		April 16, 2007
Ronald Heineman	Chief Executive Officer and Director

/s/ Scott Horne		April 16, 2007
Scott Horne	Chief Financial Officer

/s/ Donald Quarterman, Jr.		April 16, 2007
Donald Quarterman, Jr.	Director

/s/ William Brown		April 16, 2007
William Brown	Director

/s/ William Walton		April 16, 2007
William Walton	Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (2)
10.1	Form of Securities Subscription Agreement dated September 26, 2006. (3)
10.2	Form of Warrant Agreement dated September 26, 2006. (4)
21.1	List of Subsidiaries (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350.

(1) incorporated by reference to Exhibit 3.1 of the Current Report on Form SB-2/A, as filed with the SEC on July 24, 2003
(2) incorporated by reference to Exhibit 3.2 of the Current Report on Form SB-2/A, as filed with the SEC on July 24, 2003
(3) incorporated by reference to Exhibit 10.1 of the Current Report on Form S-1, as filed with the SEC on February 7, 2007
(4) incorporated by reference to Exhibit 10.15 of the Current Report on Form S-1, as filed with the SEC on February 7, 2007
(5) incorporated by reference to Exhibit 21.1 of the Current Report on Form S-1, as filed with the SEC on February 7, 2007