Form 10-Q
period 2007-03-31
RESOLVE STAFFING INC
filed 2007-05-21
CIK 1106207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29485

RESOLVE STAFFING, INC.

(Exact name of registrant as specified in its charter)

Nevada		33-0850639
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

3235 Omni Drive Cincinnati, OH 45245 www.resolvestaffing.com
(Address of principal executive offices and internet site)

(800) 894-4250
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 25, 2007, 19,428,511 shares of commons tock, par value $.0001 were outstanding.

Page - 1

RESOLVE STAFFING, INC.

Page - 2

ITEM 1. FINANCIAL STATEMENTS

RESOLVE STAFFING, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006

ASSETS	2007	2006
Current assets:
Cash	$ -	$ -
Accounts receivable - trade, net	15,249,258	18,155,656
Prepaid expenses	782,242	1,158,640
Worker’s compensation insurance refunds receivable	-	147,350
Total current assets	16,031,500	19,461,646

Property and equipment, net	1,457,595	1,343,773

Advances and notes receivable - related parties	450,850	681,237

Other assets:
Worker’s compensation insurance deposits	1,449,536	1,319,931
Other assets	554,556	393,456
Goodwill	36,186,106	34,179,094
Covenants not to compete	260,053	432,632
Total other assets	38,450,251	36,325,113

Total assets	$ 56,390,196	$ 57,811,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$ 3,325,656	$ 1,255,404
Accounts payable and customer deposits	2,844,816	7,253,883
Accrued salaries and payroll taxes	7,796,960	6,323,926
Accrued workers' compensation insurance	1,827,647	2,239,400
Lines of credit	16,314,817	15,702,621
Current portion of long-term debt	4,789,401	6,604,003
Notes payable - related party	91,500	91,500
Workers' compensation insurance policy reserves	1,938,449	1,636,313
Total current liabilities	38,929,156	41,107,050

Long term liabilities:
Long term debt, less current portion	17,071,656	16,324,567

Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized, issued and outstanding March 31, 2007: 19,408,150 shares; December 31, 2006: 18,642,740 shares	7,201	6,526
Paid-in capital	4,561,905	4,282,579
Accumulated deficit	(4,179,722)	(3,908,953)
Total stockholders’ equity	389,384	380,152

Total liabilities and stockholders’ equity	$56,390,196	$57,811,769

See accompanying notes to consolidated financial statements.

Page - 3

RESOLVE STAFFING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006

Revenues	$ 61,861,760	$ 12,624,972

Cost of revenues	54,418,623	9,803,836

Gross profit	7,443,137	2,821,136

Operating expenses	7,113,666	1,824,157

Income from operations	329,471	996,979

Other income (expense):
Interest expense	(600,240)	(14,456)
Other income (expense), net	(600,240)	(14,456)

Net income (loss)	$ (270,769)	$ 982,523

Net income (loss) per share basic and diluted	$ (0.01)	$ 0.66

Weighted average number of shares used in loss per share Computation:
Basic and diluted	19,352,594	1,486,685

See accompanying notes to consolidated financial statements.

Page - 4

RESOLVE STAFFING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$ (270,769)	$1,004,635
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) from operating activities:
Depreciation	106,743	-
Change in allowance for doubtful accounts	56,908	-
Amortization of non-compete agreements	172,579	-
Changes in operating assets and liabilities:
Accounts receivable-trade	2,849,490	364,271
Workers’ compensation insurance policy refunds	147,350	407,961
Prepaid and other assets	215,298	211,814
Accounts payable and accrued liabilities	(4,409,067)	(408,497)
Accounts payable to related parties	1,473,034	1,295,562
Accrued salaries and payroll taxes	(411,753)	(1,269,604)
Capital leases	-	11,362
Workers’ compensation insurance	(129,605)	864,688
Workers’ compensation insurance policy reserves	302,136	(1,473,062)
Total adjustments	373,113	4,495

Net cash flows provided by (used in) operating activities	102,344	1,009,130

Cash Flows From Investing Activities:
Purchases of property and equipment	(195,564)	(207,136)
Goodwill and non-compete agreements	(69,862)	(250,000)
Acquisition of net assets of subsidiaries	(25,000)	-
Collections from (loans to) related parties	230,387	1,512,333
Net cash flows used in investing activities	(60,039)	1,055,197

Cash Flows From Financing Activities:
Bank overdraft	2,070,161	-
Net borrowings on lines of credit	612,196	-
Paydowns on notes payable	(2,724,662)	-
Shareholders’ distributions	-	(138,965)

Net cash used in financing activities	(42,305)	(138,965)

Net Increase in Cash	-	1,925,362

Cash, Beginning of the Period	-	1,740,481

Cash, End of the Period	$ -	$3,665,843

See accompanying notes to consolidated financial statements.

Page - 5

RESOLVE STAFFING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENT’S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Resolve Staffing, Inc., (“Resolve” or the “Company”) was organized under the laws of the State of Nevada on April 9, 1998. The Company is a national provider of outsourced human resource services with over 78 offices reaching from California to New York. The Company provides a full range of supplemental staffing and outsourced solutions, including solutions for temporary, temporary-to-hire, or direct hire staffing in the clerical, office administration, customer service, professional and light industrial categories.

Through the merger with Employee Leasing Services, Inc. (“ELS”), the Company is also a professional employer organization (“PEO”) providing a variety of personnel management services, including human resources, payroll, employer payroll taxes and benefits administration as well as health and workers’ compensation insurance programs. Services are provided to a diversified group of customers throughout the United States. As of March 31, 2007, the Company served approximately 560 clients located in 43 states with approximately 10,000 active PEO client employees and approximately 4,000 temporary staffing employees.

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

In connection with the Combination on October 1, 2006, ELS was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. The acquisition of the ELS entities was treated as a reverse acquisition for financial accounting purposes and therefore the accompanying comparative financial information is that of ELS rather than the historical financial statements of Resolve Staffing, Inc. The financial information for the three months ended March 31, 2006 includes the consolidated balances and consolidated results of operations of ELS.

Organization, Basis of Presentation and Principles of Consolidation

The combined financial statements for the period ended March 31, 2007 include the financial statements of ELS and its subsidiaries in addition to the financial statements of the following entities (which have been combined because the entities are under common control): Employee Leasing Services, Inc., ELS Personnel Services, Inc., Premier HR Services, Inc., Integrated Payroll Solutions, Inc., Foxstar, Inc., Luxor Solutions, Inc., Streamline Management, Inc., Mandalay Services, Inc., Rio Services, Inc., Imperial Human Resources, Inc., ELS Outsource, Inc., ELS Advantage, Inc., ELS Employer Services, Inc., ELS Administrative Services, LLC, ELS Human Resources, Inc., ELS, Inc., ELS of Dayton Premier Business Solutions, LLC, Diversified Support Systems, LLC and ELS HR Solutions, Inc. Collectively, these entities are referred to as “the Company.” All inter-company and inter-affiliate balances and transactions have been eliminated.

The financial statements of Resolve for the three months ended March 31, 2006 are included in the Resolve Staffing, Inc. Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2006. In accordance with the accounting treatment described above, the historical financial statements prior to the Combination reflect those of ELS. In conjunction with this transaction, the group of companies known as Employee Leasing Services, Inc., which were legally acquired by Resolve Staffing, Inc., changed its name to Resolve Staffing, Inc. The financial information for 2006 includes the combined balances and combined results of operations of the individual entities which comprise ELS.

Page - 6

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

During the three months ended March 31, 2007, Resolve Staffing, Inc., entered into purchase agreements (“Agreements”), to acquire all of the assets and/or ownership of two separate privately-held entities owned and operated by unrelated parties located in Ohio and California. Pursuant to the acquisition agreements, Resolve acquired a total of 4 temporary employee staffing locations from the newly acquired entities.

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

Page - 7

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENT’S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Acquisition of Entities from Unrelated Parties

During the three months ended March 31, 2007, Resolve Staffing, Inc., entered into purchase agreements (“Agreements”), to acquire all of the assets and/or ownership of two privately-held entities owned and operated by unrelated parties. Pursuant to the acquisition agreements, Resolve acquired the temporary employee staffing locations from the newly acquired entities.

Resolve issued notes payable, issued common stock and accrued contingent expenses in the amount of $1,595,000 in exchange for the assets and liabilities of the above staffing entities as described below. The following table summarizes the estimated fair value, of the assets acquired and liabilities assumed, on the date of acquisition:

	Choice Staff	Velocity	Total
Property and Equipment	$15,000	$10,000	$25,000
Goodwill	740,000	830,000	1,570,000
Net Assets Acquired:	$755,000	$840,000	$1,595,000

The financial results of these acquired entities are included in the consolidated financial statements from the date of acquisition.

In conjunction with the previous purchase agreements described in Note K, the Company capitalized approximately $437,000 in goodwill during the three months ended March 31, 2007.

In conjunction with the acquisitions from the unrelated parties during the three months ended March 31, 2007, approximately $1,570,000 has been assigned to goodwill. All of the goodwill is expected to be deductible for tax purposes.

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

Principles of Consolidation

The consolidated financial statements for the three months ended March 31, 2007 include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in preparing the accompanying consolidated financial statements.

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

Page - 8

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENT’S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Employee Compensation

The Company adopted SFAS 123(R) to account for its stock-based compensation beginning January 1, 2006. Previously, the Company elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), Financial Accounting Standards Board Interpretation No, 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). During the three months ended March 31, 2007, the Company did not grant any stock options which would require a calculation as prescribed by SFAS 123(R).

There are no differences between the historical and pro-forma stock based compensation value.

Accounts Receivable

The PEO segment does not typically extend credit to its customers. In certain situations, however, credit is extended on a secured basis. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

Resolve's trade accounts receivable result from the sale of its services to customers, and customers consist primarily of private companies. Resolve uses the allowance method to account for uncollectible accounts. Bad debt expense for the three months ended March 31, 2007 and 2006 was $56,908 and $4,226 respectively. The Company’s policy for determining when receivables are past due is 31 days after original invoice date. The Company’s policy for charging off uncollectible accounts receivable requires approval of the Chief Financial Officer, after reviewing Corporate Credit recommendation in consultation with the specific branch involved, determining that the debt has little, if any chance, of being collected. An allowance for doubtful accounts in the amounts of $529,336 and $3,000 was recorded at March 31, 2007 and 2006, respectively.

Concentration of Credit Risk

Financial instruments, which potentially expose Resolve to concentrations of credit risk consist principally of trade accounts receivable.

Resolve's trade accounts receivable result from the sale of its services to customers, and customers consist primarily of private companies. In order to minimize the risk of loss from these private companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. As of March 31, 2007, no customer accounted for 10% or more of gross accounts receivable and no customer accounted for 10% or more of the net revenues for the three months ended March 31, 2007.

The Company is obligated to pay the salaries, wages, related benefit costs, and payroll taxes of worksite employees. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

Resolve estimates that the fair value of all financial instruments at March 31, 2007 and 2006 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheets.

Liquidity and Management’s Plans

As reflected in the accompanying consolidated financial statements, the Company has a net working capital deficit of $22,897,656 and stockholder’s equity of $389,384, as of March 31, 2007. During 2007, the Company incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

For the three months ended March 31, 2007 the Company incurred a net loss of $270,769. Of this loss, $336,230 did not represent the use of cash. Non-cash expenditures consisted of depreciation of $106,743, increase in allowance for doubtful accounts of $56,908, and amortization of non-compete agreements of $172,579. Changes in accounts receivable, prepaid and other assets, along with increases in accounts payable, payroll, salary, and other accruals brought the total cash provided by operations to $102,344. Additionally the Company used $195,564 to purchase computer equipment, software and office equipment during the three months ended March 31, 2007.

Page - 9

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

Sales and Marketing Commissions and Client Referral Fees

Sales and marketing commissions and client referral fees of approximately $557,000 and $317,000 for the three months ended March 31, 2007 and 2006, respectively, are charged to operations as incurred.

Advertising Costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Resolve did not have direct-response advertising costs during the three months ended March 31, 2007 and 2006. Total advertising costs for the three months ended March 31, 2007 and 2006 were $197,981 and $3,180, respectively.

Income Tax

The Company determines an estimated annual effective income tax rate and this rate is updated at the end of each interim period. This rate is used to calculate the provision for income taxes on income from normal, recurring operations on a year-to-date basis. The tax effect of certain significant, unusual or extraordinary items is not taken into account in calculating the estimated annual effective income tax rate, but is taken into account entirely in the interim period when such items occur.

In June 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes”. The Company adopted the provisions of FIN 48 on January 1, 2007. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. For additional information regarding the adoption of FIN 48, see Note M, Income Taxes.

Income (Loss) Per Share

Net income (loss) per share is computed based upon the weighted average number of outstanding shares of the Company’s common stock for each period presented. The weighted average number of shares for 2007 excludes 2,000,000 common stock equivalents, representing warrants and stock options, since the effect of including them would be anti-dilutive. For 2006 these warrants were not outstanding until the date of the combination.

Page - 10

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENT’S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINEUD)

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". The provisions of FIN 48 are effective for our fiscal year beginning January 1, 2007. We believe that the adoption will not have a material effect on our consolidated financial statements.

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

Presented below is the reconciliation of segment information to the consolidated statement of operations for the three months ended March 31, 2007:

	Total	Staffing	PEO
Revenue	$61,861,760	$47,876,859	$13,984,901
Cost of Sales	54,418,623	42,258,209	12,160,414
Gross Profit	7,443,137	5,618,650	1,824,487
Operating expenses	7,113,666	5,215,067	1,898,599
Income (loss) from operations	329,471	403,583	(74,112)
Interest Expense	(600,240)	(538,077)	(62,163)
Net loss	$(270,769)	$(134,494)	$(136,275)

Workers’ Compensation Insurance

Worksite employees in the state of Ohio are part of the state sponsored workers’ compensation insurance program. Accruals for Ohio workers’ compensation expense are recorded based on actual rates provided by the state.

Page - 11

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

Goodwill

As discussed in Note E, ELS purchased the ownership interests of Five Star Staffing, Inc., Five Star Staffing (New York), Inc. and American Staffing Resources, LTD. during 2004. The acquisitions were accounted for using the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations. The cost in excess of net assets purchased was recorded as an asset (entitled “Goodwill”). The Company does not amortize the goodwill balance, but reviews annually (or more frequently if impairment indicators arise) for impairment under a two-step impairment test in accordance with FASB Statement No. 142, Accounting for Goodwill and Other Intangible Assets. The first step is to compare the carrying amount of the reporting unit’s assets to the fair value of the reporting unit. If the carrying amount exceeds the fair value, then the second step is required to be completed, which involves the fair value of the reporting unit being allocated to each asset and liability with the excess being implied goodwill. The impairment loss is the amount by which the recorded goodwill exceeds the implied goodwill. No impairment loss was recognized for the three months ended March 31, 2007 and 2006.

Health Benefits

Claims incurred under health benefit plans are expensed as incurred according to the terms of the contract. Liability reserves are established for the benefit claims reported but not yet paid and claims that have been incurred but not yet reported.

NOTE B - PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2007 and December 31, 2006 is summarized as follows:

	2007	2006

Office equipment	$1,018,944	$746,832
Computer hardware and software	1,221,086	872,230
Leasehold improvements	343,200	260,307
Vehicles	24,618	8,139
Total property and equipment	2,607,848	1,887,508
Less, accumulated depreciation	(1,150,253)	(543,735)
Net property and equipment	$1,457,595	$1,343,773

Depreciation expense for the three months ended March 31, 2007 and 2006 was $106,743 and $0, respectively.

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

During March 2006, the agreement was amended to allow unlimited maximum borrowings with a maturity date of March 31, 2007. The note bears interest at 3 percent per annum and is payable monthly. As of March 31, 2006 $6,698,740 was outstanding under this note. As of March 31, 2007 amounts owed were eliminated on consolidation.

Page - 12

NOTE C - RELATED PARTY TRANSACTIONS (CONTINUED)

Note Payable

Note payable to related party relates to borrowings of $91,500 from William Brown, a Director and Shareholder. The underlying note bears interest at 5% and was due on March 31, 2004. The Company has a verbal agreement to extend the maturity date on a month-to-month basis.

Notes payable to related parties of $15,857,197 related to the combination were outstanding at March 31, 2007. See Notes A and G.

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

Related Party Lease

The Company leases its Cincinnati facility from W.H. 2, LLC (WH2), a limited liability company owned by stockholders of the company under an operating lease expiring during September 30, 2011. Rent expense under this lease was $32,400 and $12,282 for the three months ended March 31, 2007 and 2006, respectively. Future minimum annual rentals under this operating lease are presented in Note H.

Management Fees

Company personnel perform various management functions on behalf of the above mentioned related parties and other limited liability companies either wholly or partially owned by certain stockholders of the Company. Certain administrative costs are allocated to related parties under common management at the discretion of management. ELS allocated $150,000 of administrative costs to Resolve Staffing, Inc. for the three months ended March 31, 2007. Fees are no longer allocated due to the Combination that took place on October 1, 2006.

Advances Receivable

Advances receivable from related parties at March 31, 2007 and December 31, 2006 were $450,850 and $681,237, respectively.

NOTE D - WORKERS’ COMPENSATION INSURANCE

The Company maintains a high deductible insurance policy with respect to workers’ compensation coverage for its worksite employees who are not employed in the State of Ohio. The Company had provided a total of $1,938,449 and $826,838 at March 31, 2007 and 2006, respectively, as the estimated liability for unsettled workers’ compensation claims. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate, which includes, in part, an evaluation of information provided by the Company’s third-party administrators for workers’ compensation claims to estimate the total future costs of all claims, including potential future adverse loss development. Included in this claim liability are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claim related administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known. The Company believes that the difference between amounts recorded for its estimated liabilities and the possible range of costs to settle related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods may be material to the results of operations.

During 2007 and 2006, the Company’s primary high deductible workers’ compensation insurance policy was provided by Providence Property and Casualty Insurance Company of Frisco, Texas. Under this policy, the Company’s deductible in most cases equals $500,000 per occurrence and covers most of its worksite employees who are not employed in the state of Ohio (except California which are not covered under the policy.) The Company regularly evaluates the financial capacity of its insurers to assess the recoverability of any potential insurance receivables.

Page - 13

NOTE E - INTANGIBLE ASSETS

The Company’s intangible assets are comprised of goodwill and covenants not to compete arising from acquisitions. Goodwill will be assessed for impairment annually by management. The Company’s covenants not to compete have contractual lives principally ranging from one to two years and are being amortized over the period of benefit.

Intangibles consist of the following at:

	March 31, 2007	December 31, 2006

Covenants not to compete	$ 613,547	$ 613,547

Less amortization	(353,494)	(180,915)

	$ 260,053	432,632

Goodwill	$ 36,186,106	$34,179,094

NOTE F - EMPLOYEE BENEFIT PLAN

The Company and many of its clients’ employees participate in a multi-employer 401(k) retirement savings and plan covering substantially all employees who have completed one year of service and are at least 21 years of age. Participants may defer up to 50% of their annual base compensation up to the limits prescribed by the Internal Revenue Code (IRC).

The Company and its clients are required to match employee contributions at the rate of $1.00 for every $1.00 contributed by the employee, up to a maximum of 3% and $.50 for every $1.00 contributed for the next 2% of the employee’s base compensation in accordance with the IRC safe harbor rules. The Company and its clients may also make discretionary matching and profit sharing contributions to the plan.

Total Company contributions and plan expenses paid by the Company were $23,608 and $22,396 for the three months ended march 31, 2007 and 2006, respectively.

Page - 14

NOTE G - LONG TERM DEBT AND LINES OF CREDIT

Notes payable and lines of credit as of March 31, 2007 and December 31, 2006 are as follows:

	2007	2006
Lines of credit to one bank, interest payable monthly at rates ranging from prime to 8.75% per annum originally, maturing January 2007, maximum of $15,500,000 in borrowings. Borrowings are not to exceed 85% of accounts receivable. During the first quarter the Company increased these lines of credit to $31,500,000 with maturity dates of September 30, 2007 and January 31, 2008.	$15,485,319	$ 4,641,500
Revolving line of credit with a financial institution that provides for maximum borrowings of $1,700,000 through November 2007. Borrowings are not to exceed 85% of accounts receivable. Interest accrues at 9.25% per annum.	759,695	986,956
Line of credit with a bank that provides for maximum borrowings of $100,000. Interest accrues at the bank's prime rate of 9.25% per annum. Maturity date is on demand.	69,804	74,165
Note payable to a bank, interest payable monthly at a rate of 6.6% per annum, maturing September 1, 2009.	270,836	303,746
Note payable to a financial institution, interest payable at annual percentage rate of 8.25% per annum. Monthly payments of $47,049 through July 2007.	196,930	351,910
Notes payable to two individuals for the Combination, interest at prime which was 8.25% per annum at March 31, 2007. Note principal and interest payments are due the first day of each month through September 2021.	15,857,197	16,944,200
Note payable to individual for the stock purchase of Power Personnel. The note will be paid in monthly installments of $125,637 through October 2008. Interest is payable at 5.3% per annum.	2,242,184	2,555,931
Two notes payable to financial institutions due June 2007 and November 2007. Interest accruing between 3.5% and 9.25% per annum.	37,002	37,866
Notes payable to various individuals for the acquisition of various staffing entities during 2005, 2006 and 2007. Notes are due at varying dates through December 2009 with monthly payment amounts ranging from $5,833 to $34,891. These notes bear no interest and accordingly management has imputed interest at 7.25% per annum. Shown net of discount of $148,333.	3,256,907	2,734,917
Term loan payable to a bank, due in monthly installments of $9,845 including interest at 6.6% per annum through September 1, 2009, secured by substantially all Company assets.		-
Note payable to an individual accruing interest at 5% to 12% per annum, maturity date is being extended verbally on a month to month basis.	91,500	91,500
Total long term debt and lines of credit	38,267,374	38,722,691
Current portion of long term debt and lines of credit	(21,195,718)	(22,398,124)

Long term portion of long term debt and lines of credit	$17,071,656	$ 16,324,567

Page - 15

NOTE G - LONG TERM DEBT AND LINES OF CREDIT (CONTINUED)

See Note C—Related Party Balances and Transactions, for information about the Credit Agreement with Ron Heineman.

See Note C - Related Party Balances and Transactions, for information about the Note Payable to William Brown.

Maturities of long term debt and lines of credit are as follows:

Year ending December 31,
2007	$21,195,718
2008	3,185,229
2009	1,378,338
2010	1,183,782
2011	1,183,782
Thereafter	10,140,525
$38,267,374

The lines of credit referred to above that mature September 30, 2007 and January 31, 2008 provide for terms and conditions of a working capital line of credit made available to the Company. As of May 16, 2007, the Company under the Credit Agreement were in technical default under certain terms of the Credit Agreement, as there remains outstanding an Over advance, as defined, which is due and owing to the Bank in the amount of $2,255,267. The Registrant is undertaking a plan to cure this event of default within a reasonable time and has been in communications with the Bank in order to accomplish that, with management anticipating the cure of any further event of default under the Credit Agreement. The outstanding balance of these lines of credit are included in current liabilities in the accompanying consolidated at March 31, 2007.

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

Total rent expense for all operating leases was $420,476 and $83,547 for the three months ended March 31, 2007 and 2006 respectively.

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

Page - 16

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

The Company maintains letters of credit of approximately $4,374,944 at March 31, 2007 to secure workers’ compensation policies in lieu of providing deposits. There were no draws on the letters of credit for the three months ended March 31, 2007.

In accordance with the high deductible workers’ compensation policy, the Company is required to purchase $490,000 of the insurance company’s non-voting stock during the year ended December 31, 2007. There are no additional deposits to be made during the year ending December 31, 2007 as all deposits were made in 2006.

The Company is in receipt of a Determination and Assessment from the State of Michigan, Department of Labor & Economic Growth, Unemployment Insurance Agency seeking payment of amounts totaling $9,505,212. The Company and legal counsel believe that this assessment is baseless and without merit and intends to contest this assessment vigorously. As of March 31, 2007, no amount is accrued in the Company’s financial statements as the matter is deemed groundless and outside the authority of the Agency.

The Company is in receipt of assessments totaling $ 19,834,370 from the State of Ohio sales tax auditors on employee leasing or co-employment sales. The Company conducts its business through written contracts of at least one year, and claims exemption from the sales tax auditor's position. We continue to work with the sales tax auditors to have this matter dismissed. As of March 31, 2007, no amount is accrued in the Company's financial statements as the Company and legal counsel believe this assessment is groundless.

As of March 31, 2007 the Company is in receipt of a notice from the United States Department of Labor asserting various violations of ERISA relating to the ELS group health plan. The Company is attempting to address the alleged violations and does not believe this matter will have a material impact on the accompanying financial statements.

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

Page - 17

NOTE K - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

•	Choice Staff Personnel Services, Inc. - the prior owners may receive a contingent payment up to 150,000 shares of resovle Staffing, Inc. common stock.

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

NOTE M - INCOME TAXES

The Company’s current estimated annual effective income tax rate that has been applied to normal, recurring operations for the three-months ended March 31, 2007 is 0%.

As a result of the adoption of FIN 48, the company has not recorded any change to retained earnings. At January 1, 2007 the Company had no unrecognized tax benefits that, if recognized, would favorably affect the Company's effective income tax rate in future periods. At March 31, 2007, the Company had no unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties at January 1, 2007 and no accrued interest or penalties at March 31, 2007.

The tax years 2003 through 2006 remain open to examination by some or all of the major taxing jurisdictions to which we are subject.

The company expects no material changes in its unrecognized tax benefits for tax positions taken within the next twelve months.

Page - 18

NOTE N - CASH FLOW SUPPLEMENTAL INFORMATION

Cash paid for interest during the three months ended March 31, 2007 and 2006 amounted to $521,601 and $0, respectively.

Non-cash investing and financing activities:

During the three months period ended March 31, 2007, the following non-cash transactions were recorded:

Acquisition of Entities from Unrelated Parties

During the three months period ended March 31, 2007, Resolve Staffing, Inc., entered into purchase agreements (“Agreements”), to acquire all of the assets and/or ownership of two privately-held entities owned and operated by unrelated parties. Pursuant to the acquisition agreements, Resolve acquired the temporary employee staffing locations from the newly acquired entities.

Resolve issued notes payable, issued common stock and accrued contingent expenses in the amount of $1,595,000 in exchange for the assets and liabilities of the above staffing entities as described below. The following table summarizes the estimated fair value, of the assets acquired and liabilities assumed, on the date of acquisition:

	Choice Staff	Velocity	Total
Property and Equipment	$15,000	$10,000	$25,000
Goodwill	740,000	830,000	1,570,000
Net Assets Acquired:	$755,000	$840,000	$1,595,000

NOTE O - STOCKHOLDERS’ EQUITY

Issuance of Common Stock

During the three months ended March 31, 2007 the Company issued 100,000 shares of common stock for acquisitions. The shares issued for acquisitions have been valued at approximately $280,000 and have been recorded as an increase in paid in capital in the accompanying consolidated statement of stockholders’ equity.

On January 20, 2007 certain individuals converted outstanding warrants into shares of common stock. A total of 714,360 warrants were converted into 535,770 shares of common stock. The conversion was a cashless conversion.

On January 26, 2007 the Board of Directors elected to purchase 129,460 warrants (with a strike price of $.75) for an aggregate of $6,473 pursuant to the warrant agreement.

Common Stock Warrants

As of March 31, 2007 there were 2,000,000 warrants outstanding. The warrants were issued on October 1, 2006 and have a strike price of $2.00 (1 million warrants) and $3.00 (1 million warrants). All stock warrants are exercisable at March 31, 2007.

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

NOTE P - SUBSEQUENT EVENTS

Mr. Scott Horne resigned as chief financial officer of Resolve Staffing, Inc. by letter dated May 17, 2007. Mr. Horne will remain with the Company as VP of Franchise Development. There were no disputes between the Company and Mr. Horne. The Company intends to appoint another individual as chief financial officer in the near future.

Page - 19

NOTE Q - PROFORMA INFORMATION

The consolidated financial statements as of and for the three months ended March 31, 2007 are presented in accordance with accounting principles generally accepted in the United States of America (GAAP), which requires that the financial results of acquired entities are included in the consolidated financial statements from the date of acquisition. As a result, the consolidated statement of operations does not include the activity of the acquired companies for the period from January 1 to the date of acquisition. Below is the pro forma information for the significant acquisitions entered into during 2006 for the acquisition of Resolve Staffing, on October 1, 2006, and the acquisition of Power KFT, on October 11, 2006.

Presented below is the unaudited pro forma condensed combined consolidated statement of operations for the three months ended March 31, 2006 as if the acquisition of Resolve Staffing and Power KTF had been completed January 1, 2006.

	Actual	Resolve Staffing	Power KTF	Pro-forma adjustments	Pro-forma

Revenues	$ 12,624,972	$ 17,404,578	$ 2,098,227		$ 32,127,777

Cost of revenues	9,803,836	14,184,002	1,708,259		25,696,097

Gross profit	2,821,136	3,220,576	389,968		6,431,680

Operating expenses	1,824,157	3,564,928	448,495		5,837,580

Income (Loss) From Operations	996,979	(344,352)	(58,527)		594,100

Interest expense	14,456	151,838	36,414	(a)358,094	560,802

Net (Loss) Income	$982,523	$(496,190)	$(94,941)	$(358,094)	$33,298

Pro-forma earnings per share information for the three months ended March 31, 2006:
Basic weighted average shares outstanding:	18,642,740
Pro forma basic net loss per common share:	$(0.00)

NOTES TO THE UNAUDITED PRO FORMA CONDENSED COMBINED CONSOLIDATED STATEMENT OF OPERATIONS

a)	Interest expense related to Bill Walton and Ron Heineman notes payable issued for the ELS/Resolve combination. Interest computed as if the notes were issued January 1, 2006.

Page - 20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

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

Page - 21

Our cost of revenues is comprised of direct payroll costs for staffing services, employer payroll-related taxes and employee benefits and workers’ compensation. Direct payroll costs represent the gross payroll earned by staffing services employees based on salary or hourly wages. Payroll taxes and employee benefits consist of the employer’s portion of Social Security and Medicare taxes, federal unemployment taxes, state unemployment taxes and staffing services employee reimbursements for materials, supplies and other expenses, which are paid by the customer. Workers’ compensation expense consists primarily of the costs associated with our self-insured workers’ compensation program, such as claims reserves, claims administration fees, legal fees, state administrative agency fees and excess insurance costs for catastrophic injuries. We also maintain separate workers’ compensation insurance policies for employees working in states where we are not self-insured.

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

Critical accounting policies

For a discussion of recent accounting pronouncements and their potential effect on the Company’s results of operations and financial condition, refer to the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Note that the preparation of this Quarterly Report on Form 10-Q requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

Workers' Compensation Reserves - We are high deductible for workers' compensation coverage in certain states. The estimated liability for unsettled workers' compensation claims represents our best estimate, which includes an evaluation of information provided by our third-party administrators for workers' compensation claims and, in part, an annual actuarial analysis from an independent actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claims administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known. We believe that the difference between amounts recorded for our estimated liabilities and the possible range of costs to settle related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods may be material to results of operations.

Intangible Assets and Goodwill - We assess the recoverability of intangible assets and goodwill annually and whenever events or changes in circumstances indicate that the carrying value might be impaired. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the acquired assets. Management's current assessment of the carrying value of intangible assets and goodwill indicates there was no impairment as of March 31, 2007. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets, as of the date of our annual assessment during the third quarter of our fiscal year.

Page - 22

Forward-looking information

Statements in this Item or in other sections of this report which are not historical in nature, including discussion of economic conditions in the Company’s market areas and effect on revenue growth, the potential for and effect of past and future acquisitions, the effect of changes in the Company’s mix of services on gross margin, the adequacy of the Company’s workers’ compensation reserves and allowance for doubtful accounts, the effectiveness of the Company’s management information systems, and the availability of financing and working capital to meet the Company’s funding requirements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectibility of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, and the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, among others.

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

Results of Operations

We report PEO revenues in accordance with the requirements of EITF No. 99-19 which requires us to report such revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts. We present for comparison purposes the gross revenues and cost of revenues information for the three months ended March 31, 2007 and 2006 set forth in the table below. Although not in accordance with generally accepted accounting principles in the United States (“GAAP”), management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our PEO services on a basis comparable to our staffing services.

	Three Months Ended March 31,
	2007	2006
Revenues:
Staffing services	$ 47,876,859	$ -
Professional employer services	74,062,511	67,677,772

Total revenues	121,939,370	67,677,772

Total cost of revenues	114,496,233	64,856,636

Gross margin	$ 7,443,137	$ 2,821,136

Page - 23

A reconciliation of non-GAAP gross revenues to net revenues is as follows for the three months ended March 31, 2007 and 2006:

	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2007	2006	2007	2006	2007	2006
Revenues:
Staffing services	$ 47,876,859	$ -	$ -	$ -	$ 47,876,859	$ -
Professional employer services	74,062,511	67,677,772	60,077,610	55,052,800	13,984,901	12,624,972

Total revenues	121,939,370	67,677,772	60,077,610	55,052,800	61,861,760	12,624,972

Total cost of revenues	114,496,233	64,856,636	60,077,610	55,052,800	54,418,623	9,803,836

Gross margin	$ 7,443,137	$ 2,821,136	$ -	$ -	$ 7,443,137	$2,821,136

Comparison of consolidated operations for the three months ended March 31, 2007 to the three months ended March 31, 2006

Revenues for the three months ended March 31, 2007 compared to 2006 increased from $12,624,972 to $61,861,760, a 390% increase, reflecting an increase in organic growth and our aggressive acquisition and marketing efforts. This growth is also attributable to both growth through acquisition, including the merger with ELS, and growth with our existing clients as well as expanding our customer base. As described in the footnotes to the financial statements, this increase is also a result of the merger between Resolve Staffing and ELS, which resulted in expanded services including both staffing and PEO services.

Cost of services increased from $9,803,836 in 2006 to $54,418,623 in 2007, an increase of 455% from the prior year. This increase is attributable to our aggressive sales growth, diversified service offering, and acquisitions. Our gross profit decreased, as a percent of sales, from approximately 22% to approximately 12%. This decrease is attributable to a number of factors including a change in our service mix as a result of our aggressive acquisition efforts (we now offer a variety of HRO Services including Staffing, PEO, Payroll Services, Benefits Administration, etc.). The results for the first quarter of 2006 reflect only revenues from PEO services, while 2007 results include staffing and payroll services as well. Revenue from payroll services, approximately $22 million, generate a gross margin of 3.4%, thus resulting in a decrease, as a percent of sales, of our gross margins for 2007.

We expect our gross profit margins to increase, as a percent of sales, in the future as we continue to grow our business in higher margin areas and as one time adjustments (attributable to merger and acquisitions) decrease.

Operating expenses have increased from $1,824,137 in 2006 to $7,113,666 in 2007. This increase is attributable to our aggressive growth through acquisitions and our organic growth. Resolve has grown into a national provider of HRO services with 78 offices. This increase in operating expenses includes marketing, salaries, rents, and various other expenses associated with these locations. These costs have decreased from approximately 14.4% to 11.5% as a percent of sales.

Other expenses increased from $14,456 in 2006 to $600,232 in 2007. The increase is attributable to increase debt obligations related to our increased credit lines, aggressive acquisition strategy and the recent merger with ELS. A major portion of our debt is through affiliated parties, including Ron Heineman. This is discussed in detail in the footnotes to our financial statements.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $270,769 for the three months ended March 31, 2007 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a net working capital deficit of $22,897,656 and a stockholder’s equity of $389,384, as of March 31, 2007.

For the three months ended March 31, 2007 the Company incurred a net loss of $270,769. Of this loss, $336,230 did not represent the use of cash. Non-cash expenditures consisted of depreciation of $106,743, increase in allowance for doubtful accounts of $56,908, and amortization of non-compete agreements of $172,579. Changes in accounts receivable, prepaid and other assets, along with increases in accounts payable, payroll, salary, and other accruals brought the total cash provided by operations to $102,344. Additionally the Company used $195,564 to purchase computer equipment, software and office equipment during the three months ended March 31, 2007.

Page - 24

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

The Company expects its operating expenses to increase significantly in the near future as the Company attempts to build its brand and expand its customer base. The Company hopes its expenses will be funded from operations and short-term loans from officers, shareholders or others; however, the Company’s operations may not provide such funds and the Company may not be able to obtain short-term loans from officers, shareholders or others. The Company’s officers and shareholders are under no obligation to provide additional loans to the Company.

Net cash used in investing activities totaled $60,039 for the three months ended March 31, 2007, compared to net cash provided by investing activities of $1,055,197 for 2006. For 2007, the principal uses of cash for investing activities were for acquisitions totaling an aggregate value of $69,862 and the acquisition of property and equipment totaling $195,564.

Net cash used in financing activities for the three months ended March 31, 2007 was $42,305 compared to net cash used in financing activities of $138,965 for 2006. For 2007, the principal source of cash from financing activities was from lines of credit and a capital raise.

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

Pursuant to the Credit Agreement, the Company is required to maintain compliance with certain financial covenants as defined in the Credit Agreement. The Company was in compliance with all covenants at March 31, 2007.

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

Page - 25

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

•	Choice Staff Personnel Services, Inc. - the prior owners may receive contingent payment up to 150,000 shares of Resovle Staffing, Inc. common stock.

Contractual Obligations

The Company’s contractual obligations as of March 31, 2007, including long-term debt and commitments for future payments under non-cancelable lease arrangements, are summarized below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating leases	$ 2,543,199	$ 964,382	$ 1,459,848	$ 118,969	$ -
Long-term debt	38,267,374	21,195,718	5,747,349	2,367,564	8,956,743

Total contractual obligations	$40,810,573	$ 22,160,100	$ 7,207,197	$2,486,533	$ 8,956,743

Inflation

Inflation generally has not been a significant factor in the Company’s operations during the periods discussed above. The Company has taken into account the impact of escalating medical and other costs in establishing reserves for future expenses for self-insured workers’ compensation claims.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

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

Page - 26

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

The Company is in receipt of a Determination and Assessment from the State of Michigan, Department of Labor & Economic Growth, Unemployment Insurance Agency seeking payment of amounts totaling $9,505,212. The Company and legal counsel believe that this assessment is baseless and without merit and intends to contest this assessment vigorously. As of March 31, 2007, no amount is accrued in the Company’s financial statements as the matter is deemed groundless and outside the authority of the Agency.

The Company is in receipt of assessments totaling $ 19,834,370 from the State of Ohio sales tax auditors on employee leasing or co-employment sales. The Company conducts its business through written contracts of at least one year, and claims exemption from the sales tax auditor's position. We continue to work with the sales tax auditors to have this matter dismissed. As of March 31, 2007, no amount is accrued in the Company's financial statements as the Company and legal counsel believe this assessment is groundless.

As of March 31, 2007 the Company is in receipt of a notice from the United States Department of Labor asserting various violations of ERISA relating to the ELS group health plan. The Company is attempting to address the alleged violations and does not believe this matter will have a material impact on the accompanying financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the three months ended March 31, 2007.

On January 26, 2007, the Board of Directors approved the repurchase of 150,000 warrants to purchase common stock at $0.75 per share. Per the Warrant Agreement, the Company exercised its option to purchase the warrants for $.05 each, for an aggregate total of $7,500. There were no other purchases of the Company’s common stock, and the Company did not declare a stock repurchase program, during the first quarter of 2007.

ITEM 3. DEFAULT UPON SENIOR SECURITIES
On March 30, 2007, the Registrant entered into a Credit Agreement among its various subsidiaries, as Borrowers and Fifth Third Bank, an Ohio banking company (“Bank”), as Lender. The Credit Agreement provides for terms and conditions of a working capital line of credit made available to the Registrant, based upon a number of variables set forth in the Credit Agreement. Under Section 6.1(b) of the Credit Agreement, an event of default occurs when "(i) Any Borrower defaults in the payment of any of the Obligations when due and payable or (ii) Borrowers fail to cure any Over advance in accordance with the terms of this Agreement."

As of May 16, 2007, the Borrowers under the Credit Agreement were in technical default under Section 6.1(b), as there remains outstanding an Over advance which is due and owing to the Bank in the amount of $2,255,267. The Registrant is undertaking a plan to cure this event of default within a reasonable time and has been in communications with the Bank in order to accomplish that, with management anticipating the cure of any further event of default under the Credit Agreement.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no submissions of matters to a vote of shareholders for the three months ended March 31, 2007.

ITEM 5. OTHER INFORMATION

There is no other information to report for the period ended March 31, 2007.

(a) The registrant must disclose under this item any information required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q, but not reported, whether or not otherwise required by this Form 10-Q. If disclosure of such information is made under this item, it need not be repeated in a report on Form 8-K which would otherwise be required to be filed with respect to such information or in a subsequent report on Form 10-Q; and
(b) Furnish the information required by Item 407(c)(3) of Regulation S-K (§229.407 of this chapter).

ITEM 6. EXHIBITS

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this Report.

Page - 27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOLVE STAFFING, INC.

Dated: May 20, 2006	/s/ Ronald Heineman
By: Ronald Heineman, Chief Executive Officer, Principal Financial Officer

Page - 28

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive and Principal Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350.