Form 10-Q
period 2007-06-30
RESOLVE STAFFING INC
filed 2007-08-17
CIK 1106207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 17, 2007, 19,428,511 shares of commons stock, par value $.0001 were outstanding.

Page - 1

RESOLVE STAFFING, INC.

Page - 2

ITEM 1. FINANCIAL STATEMENTS

RESOLVE STAFFING, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006

ASSETS	2007	2006
Current assets:	(unaudited)
Cash	$ -	$ -
Accounts receivable - trade, net	17,323,768	18,155,656
Prepaid expenses	2,325,991	1,158,640
Worker’s compensation insurance refunds receivable	-	147,350
Total current assets	19,649,759	19,461,646

Property and equipment, net	1,448,465	1,343,773

Advances and notes receivable - related parties	107,439	681,237

Other assets:
Worker’s compensation insurance deposits	1,503,768	1,319,931
Other assets	1,272,617	393,456
Goodwill	36,427,408	34,179,094
Covenants not to compete	168,751	432,632
Total other assets	39,372,544	36,325,113

Total assets	$ 60,578,207	$ 57,811,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$ 3,030,033	$ 1,255,404
Accounts payable and customer deposits	6,961,529	7,253,883
Accrued salaries and payroll taxes	9,064,646	6,323,926
Accrued workers' compensation insurance	1,760,968	2,239,400
Lines of credit	20,572,506	15,702,621
Current portion of long-term debt	3,678,584	6,604,003
Notes payable - related party	91,500	91,500
Workers' compensation insurance policy reserves	2,142,249	1,636,313
Total current liabilities	47,302,015	41,107,050

Long term liabilities:
Long term debt, less current portion	17,054,948	16,324,567

Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized, issued and outstanding June 30, 2007: 19,428,511 shares; December 31, 2006: 18,642,740 shares	7,201	6,526
Paid-in capital	4,561,905	4,282,579
Accumulated deficit	(8,347,862)	(3,908,953)
Total stockholders’ (deficit) equity	(3,778,756)	380,152

Total liabilities and stockholders’ (deficit) equity	$60,578,207	$57,811,769

See accompanying notes to consolidated financial statements.

Page - 3

RESOLVE STAFFING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$61,279,590	$13,645,993	$123,141,350	$26,271,078

Cost of revenues	56,422,394	12,020,480	110,841,017	21,824,316

Gross profit	4,857,196	1,625,513	12,300,333	4,446,762

Operating expenses	8,251,138	1,696,969	15,364,804	3,410,482

Income (loss) from operations	(3,393,942)	(71,456)	(3,064,471)	1,036,280

Other income (expense):
Interest expense	(774,198)	(166,884)	(1,374,438)	(269,985)
Other income (expenses), net	(774,198)	(166,884)	(1,374,438)	(269,985)

Net income (loss)	$(4,168,140)	$(238,340)	$(4,438,909)	$766,295

Net income (loss) per share basic and diluted	$(0.22)	$(0.16)	$(0.23)	$0.52

Weighted average number of shares used in income (loss) per share computation:
Basic and diluted	19,380,526	1,486,685	19,380,526	1,486,685

See accompanying notes to these financial statements.

Page - 4

RESOLVE STAFFING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$ (4,438,909)	$766,295
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) from operating activities:
Depreciation	210,685	21,225
Change in allowance for doubtful accounts	607,065	-
Amortization of non-compete agreements	263,881	-
Changes in operating assets and liabilities:
Accounts receivable-trade	224,823	(189,141)
Workers’ compensation insurance policy refunds	147,350	407,961
Prepaid and other assets	(2,046,512)	20,707
Accounts payable and accrued liabilities	(292,354)	(491,231)
Accounts payable to related parties	2,740,720	(107,364)
Accrued salaries and payroll taxes	(478,432)	1,436,691
Capital leases	-	12,405
Workers’ compensation insurance	(183,837)	864,688
Workers’ compensation insurance policy reserves	505,936	(972,960)
Total adjustments	1,699,325	1,002,981
Net cash flows (used in) provided by operating activities	(2,739,584)	1,769,276

Cash Flows From Investing Activities:
Purchases of property and equipment	(290,377)	(276,198)
Goodwill and non-compete agreements	(668,955)	(312,226)
Acquisition of net assets of subsidiaries	(25,000)	-
Collections from (loans to) related parties	573,798	(1,358,381)
Net cash flows used in investing activities	(410,534)	(1,946,805)

Cash Flows From Financing Activities:
Increase in Bank overdraft	1,774,628	616,517
Net borrowings on lines of credit	4,869,886	-
Repayment of notes payable	(3,494,396)	-
Shareholders’ distributions	-	(2,179,469)
Net cash provided by (used in) financing activities	3,150,118	(1,562,952)

Net decrease in Cash	-	1,740,481

Cash, Beginning of the Period	-	1,740,481

Cash, End of the Period	$ -	$ -

See accompanying notes to consolidated financial statements.

Page - 5

RESOLVE STAFFING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with accounting principles generally accepted in the United States of America. However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis consistent with, and should be read in conjunction with, the Company’s audited financial statements and for the year ended December 31, 2006 and the notes thereto included in the Company’s annual Form 10-K for the year ended December 31, 2006.

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENT’S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Resolve Staffing, Inc., (“Resolve” or the “Company”) was organized under the laws of the State of Nevada on April 9, 1998. The Company is a national provider of outsourced human resource services with over 75 offices reaching from California to New York. The Company provides a full range of supplemental staffing and outsourced solutions, including solutions for temporary, temporary-to-hire, or direct hire staffing in the clerical, office administration, customer service, professional and light industrial categories.

Through the merger with Employee Leasing Services, Inc. (“ELS”), the Company is also a professional employer organization (“PEO”) providing a variety of personnel management services, including human resources, payroll, employer payroll taxes and benefits administration as well as health and workers’ compensation insurance programs. Services are provided to a diversified group of customers throughout the United States. As of June 30, 2007, the Company served approximately 560 clients located in 43 states with approximately 10,000 active PEO client employees and approximately 4,000 temporary staffing employees.

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

In connection with the Combination on October 1, 2006, ELS was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. The acquisition of the ELS entities was treated as a reverse acquisition for financial accounting purposes and therefore the accompanying comparative financial information is that of ELS rather than the historical financial statements of Resolve Staffing, Inc. The financial information for the six months ended June 30, 2006 includes the consolidated balances and consolidated results of operations of ELS.

Organization, Basis of Presentation and Principles of Consolidation

The combined financial statements for the period ended June 30, 2007 include the financial statements of ELS and its subsidiaries in addition to the financial statements of the following entities (which have been consolidated because the entities are under common control): Employee Leasing Services, Inc., ELS Personnel Services, Inc., Premier HR Services, Inc., Integrated Payroll Solutions, Inc., Foxstar, Inc., Luxor Solutions, Inc., Streamline Management, Inc., Mandalay Services, Inc., Rio Services, Inc., Imperial Human Resources, Inc., ELS Outsource, Inc., ELS Advantage, Inc., ELS Employer Services, Inc., ELS Administrative Services, LLC, ELS Human Resources, Inc., ELS, Inc., ELS of Dayton Premier Business Solutions, LLC, Diversified Support Systems, LLC and ELS HR Solutions, Inc. Collectively, these entities are referred to as “the Company.” All inter-company and inter-affiliate balances and transactions have been eliminated.

The financial statements of Resolve for the three and six months ended June 30, 2006 are included in the Resolve Staffing, Inc. Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2006. In accordance with the accounting treatment described above, the historical financial statements prior to the Combination reflect those of ELS. In conjunction with this transaction, the group of companies known as Employee Leasing Services, Inc., which were legally acquired by Resolve Staffing, Inc., changed its name to Resolve Staffing, Inc. The financial information for 2006 includes the combined balances and combined results of operations of the individual entities which comprise ELS only.

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

During the six months ended June 30, 2007, Resolve Staffing, Inc., entered into purchase agreements (“Agreements”), to acquire all of the assets and/or ownership of two separate privately-held entities owned and operated by unrelated parties located in Ohio and California. Pursuant to the acquisition agreements, Resolve acquired a total of 4 temporary employee staffing locations from the newly acquired entities.

Acquisition of Entity from Related Party

In connection with the Combination on October 1, 2006, described above, ELS was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. Resolve has recently received comments from the U.S. Securities and Exchange Commission (“SEC”) that reflects the SEC staff’s view that the accounting acquirer in the Combination was the Registrant and that the Combination should be accounted for as a forward acquisition. Resolve is in the process of supporting its treatment of ELS as the acquiring entity for accounting purposes. In conjunction with the Combination, Resolve issued 1,486,525 shares of restricted common stock valued at $2,601,699 and a note payable in the amount of $18,641,498 in exchange for 100% of the ownership of ELS. In accordance with the accounting for a reverse acquisition the fair value of the assets and liabilities assumed, on the date of acquisition were deemed to be those of Resolve (the accounting acquiree) and were as follows:

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

Page - 7

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENT’S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Acquisition of Entities from Unrelated Parties

During the six months ended June 30, 2007, Resolve Staffing, Inc., entered into purchase agreements (“Agreements”), to acquire certain assets and/or ownership of two privately-held entities owned and operated by unrelated parties. Pursuant to the acquisition agreements, Resolve acquired the temporary employee staffing locations from the newly acquired entities.

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

In conjunction with the acquisitions from the unrelated parties during the six months ended June 30, 2007, approximately $1,570,000 has been assigned to goodwill. All of the goodwill is expected to be deductible for tax purposes.

In conjunction with the previous purchase agreements described in Note K, the Company capitalized additionally approximately $437,000 in goodwill during the six months ended June 30, 2007.

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

Principles of Consolidation

The consolidated financial statements for the three and six months ended June 30, 2007 include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in preparing the accompanying consolidated financial statements.

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

Page - 8

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENT’S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Employee Compensation

The Company adopted SFAS 123(R) to account for its stock-based compensation beginning January 1, 2006. Previously, the Company elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), Financial Accounting Standards Board Interpretation No, 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). During the three and six months ended June 30, 2007, the Company did not grant any stock options which would require a calculation as prescribed by SFAS 123(R).

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

Resolve's trade accounts receivable result from the sale of its services to customers, and customers consist primarily of private companies. Resolve uses the allowance method to account for uncollectible accounts. Bad debt expense for the three months ended June 30, 2007 and 2006 was $676,615 and $(3,929), respectively and was $733,523 and $297, for the six months ended June 30, 2007 and 2006, respectively. The nature of the company’s business changed from a strictly PEO organization to a combined staffing and PEO organization, resulting in a significant year over year change. The Company’s policy for determining when receivables are past due is 31 days after original invoice date. The Company’s policy for charging off uncollectible accounts receivable requires approval of the Chief Operating Officer, after reviewing Corporate Credit recommendation in consultation with Resolve Corporate Finance Group and the specific branch involved, determining that the debt has little, if any chance, of being collected. An allowance for doubtful accounts in the amounts of $1,079,493 and $3,000 was recorded at June 30, 2007 and 2006, respectively.

Concentration of Credit Risk

Financial instruments, which potentially expose Resolve to concentrations of credit risk consist principally of trade accounts receivable.

Resolve's trade accounts receivable result from the sale of its services to customers, and customers consist primarily of private companies. In order to minimize the risk of loss from these private companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. As of June 30, 2007, no customer accounted for 10% or more of gross accounts receivable and no customer accounted for 10% or more of the net revenues for the three and six months ended June 30, 2007.

The Company is obligated to pay the salaries, wages, related benefit costs, and payroll taxes of worksite employees. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

Resolve estimates that the fair value of all financial instruments at June 30, 2007 and 2006 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheets.

Liquidity and Management’s Plans

As reflected in the accompanying consolidated financial statements, the Company has a net working capital deficit of $27,652,256 and stockholder’s deficit of $3,778,756, as of June 30, 2007. During 2007, the Company incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

For the six months ended June 30, 2007 the Company incurred a net loss of $4,438,909. Of this loss, $1,081,631 did not represent the use of cash. Non-cash expenditures consisted of depreciation of $210,685, increase in allowance for doubtful accounts of $607,065 and amortization of non-compete agreements of $263,881. Changes in accounts receivable, prepaid and other assets, along with increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $2,739,584. Additionally the Company used $290,377 to purchase computer equipment, software and office equipment during the six months ended June 30, 2007.

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

Sales and Marketing Commissions and Client Referral Fees

Sales and marketing commissions and client referral fees of approximately $784,000 and $690,000 for the three months ended June 30, 2007 and 2006, respectively, and approximately $1,341,000 and $1,007,000 for the six months ended June 30, 2007 and 2006, respectively, and are charged to operations as incurred.

Advertising Costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Resolve did not have direct-response advertising costs during the six months ended June 30, 2007 and 2006. Total advertising costs for the three months ended June 30, 2007 and 2006 were $266,191 and $458, respectively, and were $464,172 and $3,638 for the six months ended June 30, 2007 and 2006, respectively.

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

In June 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes”. The Company adopted the provisions of FIN 48 on January 1, 2007. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. For additional information regarding the adoption of FIN 48, see Note L, Income Taxes.

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

Page - 10

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENT’S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINEUD)

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. The Company adopted SFAS 155 on January 1, 2007 which does not have a material effect on our consolidated financial statements.

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

Presented below is the reconciliation of segment information to the consolidated statement of operations for the six months ended June 30, 2007:

	Total	Staffing	PEO
Revenue	$123,141,350	$95,005,576	$28,135,774
Cost of Sales	110,841,017	84,290,549	26,550,468
Gross Profit	12,300,333	10,715,027	1,585,306
Operating expenses	15,364,804	11,259,883	4,104,921
Loss from operations	(3,064,471)	(544,856)	(2,519,615)
Interest Expense	1,374,438	1,313,512	60,926
Net loss	$(4,438,909)	$(1,858,368)	$(2,580,541)

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

Goodwill

As discussed in Note E, ELS purchased the ownership interests of Five Star Staffing, Inc., Five Star Staffing (New York), Inc. and American Staffing Resources, LTD. during 2004. The acquisitions were accounted for using the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations. The cost in excess of net assets purchased was recorded as an asset (entitled “Goodwill”). The Company does not amortize the goodwill balance, but reviews annually (or more frequently if impairment indicators arise) for impairment under a two-step impairment test in accordance with FASB Statement No. 142, Accounting for Goodwill and Other Intangible Assets. The first step is to compare the carrying amount of the reporting unit’s assets to the fair value of the reporting unit. If the carrying amount exceeds the fair value, then the second step is required to be completed, which involves the fair value of the reporting unit being allocated to each asset and liability with the excess being implied goodwill. The impairment loss is the amount by which the recorded goodwill exceeds the implied goodwill. No impairment loss was recognized for the three and six months ended June 30, 2007 and 2006.

Health Benefits

Claims incurred under health benefit plans are expensed as incurred according to the terms of the contract. Liability reserves are established for the benefit claims reported but not yet paid and claims that have been incurred but not yet reported.

NOTE B - PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2007 and December 31, 2006 is summarized as follows:

	2007	2006

Office equipment	$721,818	$746,832
Computer hardware and software	1,599,743	872,230
Leasehold improvements	355,646	260,307
Vehicles	24,618	8,139
Total property and equipment	2,701,825	1,887,508
Less, accumulated depreciation	(1,253,360)	(543,735)
Net property and equipment	$1,448,465	$1,343,773

Depreciation expense for the three months ended June 30, 2007 and 2006 was $103,942 and $21,225, respectively, and was $210,685 and $21,225 for the six months ended June 30, 2007 and 2006, respectively.

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

During March 2006, the agreement was amended to allow unlimited maximum borrowings with a maturity date of June 30, 2007. The note bears interest at 3 percent per annum and is payable monthly. As of June 30, 2006, $7,369,094 was outstanding under this note. As of June 30, 2007 amounts owed were eliminated on consolidation.

Page - 12

NOTE C - RELATED PARTY TRANSACTIONS (CONTINUED)

Note Payable

Note payable to related party relates to borrowings of $91,500 from William Brown, a Director and Shareholder. The underlying note bears interest at 5% and was due on June 30, 2004. The Company has a verbal agreement to extend the maturity date on a month-to-month basis.

Notes payable to related parties of $15,461,520 related to the combination were outstanding at June 30, 2007. The holders of these notes intend on reducing the original price and the corresponding outstanding balance of these notes by approximately $6,000,000. See Notes A and G.

Loan Guarantees

The lines of credit described in Note G below are secured by substantially all assets of the Company and guaranteed by Ron Heineman. Prior to the Combination, the line of credit with ELS was also guaranteed by Resolve. Resolve had a line of credit providing for maximum borrowings of $7,000,000 and various term notes with a bank that were guaranteed by ELS.

Related Party Lease

The Company leases its Cincinnati facility from W.H. 2, LLC (WH2), a limited liability company owned by stockholders of the company under an operating lease expiring during September 30, 2011. Rent expense under this lease was $32,400 and $14,070 for the three months ended June 30, 2007 and 2006, and $64,800 and $28,140 for the six months ended June 30, 2007 and 2006, respectively;. Future minimum annual rentals under this operating lease are presented in Note H.

      Advances Receivable

Advances receivable from related parties at June 30, 2007 and December 31, 2006 were $107,439 and $681,237, respectively.

NOTE D - WORKERS’ COMPENSATION INSURANCE

The Company maintains a high deductible insurance policy with respect to workers’ compensation coverage for its worksite employees who are not employed in the State of Ohio. The Company had provided a total of $2,142,249 and $1,636,313 at June 30, 2007 and December 31, 2006, respectively, as the estimated liability for unsettled workers’ compensation claims. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate, which includes, in part, an evaluation of information provided by the Company’s third-party administrators for workers’ compensation claims to estimate the total future costs of all claims, including potential future adverse loss development. Included in this claim liability are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claim related administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known. The Company believes that the difference between amounts recorded for its estimated liabilities and the possible range of costs to settle related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods may be material to the results of operations.

During 2007 and 2006, the Company’s PEO sector primary high deductible workers’ compensation insurance policy was provided by Providence Property and Casualty Insurance Company of Frisco, Texas. Under this policy, the Company’s deductible in most cases equals $500,000 per occurrence and covers most of its worksite employees who are not employed in the state of Ohio (except California which are not covered under the policy.) The Company regularly evaluates the financial capacity of its insurers to assess the recoverability of any potential insurance receivables.

In 2006 and 2007, staffing employees are covered by a AIG retro workers compensation plan with a $250,000 deductable per occurrence for those employees not employed in the State of Ohio.

NOTE E - INTANGIBLE ASSETS

The Company’s intangible assets are comprised of goodwill and covenants not to compete arising from acquisitions. Goodwill will be assessed for impairment annually by management. The Company’s covenants not to compete have contractual lives principally ranging from one to two years and are being amortized over the period of benefit.

Page - 13

NOTE E - INTANGIBLE ASSETS (CONTINUED)

Intangibles consist of the following at:

	June 30, 2007	December 31, 2006

Covenants not to compete	$ 613,547	$ 613,547

Less amortization	(444,796)	(180,915)

	$ 168,751	432,632

Goodwill	$ 36,427,408	$34,179,094

NOTE F - EMPLOYEE BENEFIT PLAN

The Company and many of its clients’ employees participate in a multi-employer 401(k) retirement savings and plan covering substantially all employees who have completed one year of service and are at least 21 years of age. Participants may defer up to 50% of their annual base compensation up to the limits prescribed by the Internal Revenue Code (IRC).

The Company and its clients are required to match employee contributions at the rate of $1.00 for every $1.00 contributed by the employee, up to a maximum of 3% and $.50 for every $1.00 contributed for the next 2% of the employee’s base compensation in accordance with the IRC safe harbor rules. The Company and its clients may also make discretionary matching and profit sharing contributions to the plan. The staffing operation does not have a match at this time.

Total Company contributions and plan expenses paid by the Company were $29,530 and $23,452 for the three months ended June 30, 2007 and 2006, respectively and were $53,138 and $45,848 for the six months ended June 30, 2007 and 2006, respectively.

Page - 14

NOTE G - LONG TERM DEBT AND LINES OF CREDIT

Notes payable and lines of credit as of June 30, 2007 and December 31, 2006 are as follows:

	2007	2006
Lines of credit to one bank, interest payable monthly at rates ranging from prime to 8.75% per annum originally, maturing January 2007, maximum of $15,500,000 in borrowings. Borrowings are not to exceed 85% of accounts receivable. During the first quarter the Company increased these lines of credit to $31,500,000 with maturity dates of September 30, 2007 and January 31, 2008.	$19,775,661	$14,641,500
Revolving line of credit with a financial institution that provides for maximum borrowings of $1,700,000 through November 2007. Borrowings are not to exceed 85% of accounts receivable. Interest accrues at 9.25% per annum.	731,146	986,956
Line of credit with a bank that provides for maximum borrowings of $100,000. Interest accrues at the bank's prime rate of 9.25% per annum. Maturity date is on demand.	65,699	74,165
Note payable to a bank, interest payable monthly at a rate of 6.6% per annum, maturing September 1, 2009.	254,128	303,746
Note payable to a financial institution, interest payable at annual percentage rate of 8.25% per annum. Monthly payments of $47,049 through July 2007.	50,206	351,910
Notes payable to two individuals for the Combination, interest at prime which was 8.25% per annum at June 30, 2007. Note principal and interest payments are due the first day of each month through September 2021.	15,461,520	16,944,200
Note payable to individual for the stock purchase of Power Personnel. The note will be paid in monthly installments of $125,637 through October 2008. Interest is payable at 5.3% per annum.	2,130,658	2,555,931
Two notes payable to financial institutions due June 2007 and November 2007. Interest accruing between 3.5% and 9.25% per annum.	36,137	37,866
Notes payable to various individuals for the acquisition of various staffing entities during 2005, 2006 and 2007. Notes are due at varying dates through December 2009 with monthly payment amounts ranging from $5,833 to $34,891. These notes bear no interest and accordingly management has imputed interest at 7.25% per annum. Shown net of discount of $101,559.	2,800,883	2,734,917
Note payable to an individual accruing interest at 5% to 12% per annum, maturity date is being extended verbally on a month to month basis.	91,500	91,500
Total long term debt and lines of credit	41,397,538	38,722,691
Current portion of long term debt and lines of credit	(24,342,590)	(22,398,124)

Long term portion of long term debt and lines of credit	$17,054,948	$ 16,324,567

Page - 15

NOTE G - LONG TERM DEBT AND LINES OF CREDIT (CONTINUED)

See Note C—Related Party Balances and Transactions, for information about the Credit Agreement with Ron Heineman.

See Note C - Related Party Balances and Transactions, for information about the Note Payable to William Brown.

Maturities of long term debt and lines of credit are as follows:

Year ending December 31,
2007	$24,342,590
2008	3,185,229
2009	1,361,630
2010	1,183,782
2011	1,183,782
Thereafter	10,140,525
$41,397,538

NOTE H - OPERATING LEASES

The Company rents various office space for each of its locations across the United States, under lease terms ranging from month-to-month to expiring September, 2011. Monthly payments due under these leases range from $210 to $4,970. The Company has the option to renew various leases under the same terms and conditions as the original leases and anticipates exercising certain of these options. The Company also leases various office and computer equipment under operating leases that require quarterly payments between $3,641 and $4,988 through June 2007. The Company also leases office space from a related party at $4,100 a month through July 2009. This lease was amended and renewed on October 1, 2006 to $10,800 a month through September 30, 2011.

Future minimum annual rentals under all operating lease agreements are as follows:

Year Ended December 31,	Total	Related Party	Other
2007	$ 964,382	$ 129,600	$ 834,782
2008	725,854	129,600	596,254
2009	476,270	129,600	346,670
2010	257,724	129,600	128,124
2011	118,969	108,000	10,969
	$ 2,543,199	$ 626,400	$ 1,916,799

Total rent expense for all operating leases was $398,124 and $93,073 for the three months ended June 30, 2007 and 2006, respectively, and $818,600 and $176,620 for the six months ended June 30, 2007 and 2006, respectively.

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

The Company maintains letters of credit of approximately $4,374,944 at June 30, 2007 to secure workers’ compensation policies in lieu of providing deposits. There were no draws on the letters of credit for the six months ended June 30, 2007.

In accordance with the high deductible workers’ compensation policy, the Company is required to purchase $139,995 of the insurance company’s non-voting stock during the year ended December 31, 2007.

The Company is in receipt of a Determination and Assessment from the State of Michigan, Department of Labor & Economic Growth, Unemployment Insurance Agency seeking payment of amounts totaling $9,505,212. The Company and legal counsel believe that this assessment is baseless and without merit and intends to contest this assessment vigorously. As of June 30, 2007, no amount is accrued in the Company’s financial statements as the matter is deemed groundless and outside the authority of the Agency.

The Company is in receipt of letters of assessment from the State of Ohio sales tax auditors making an assessment on employee leasing or co-employment sales of $44,092,764. The Company conducts its business through written contracts of at least one year, and claims exemption from the sales tax auditor’s position. The Company continues to work with the sales tax auditors to have this matter dismissed. As of June 30, 2007, no amount is accrued in the Company’s financial statements as the Company and legal counsel believe this assessment is groundless.

As of June 30, 2007 the Company is in receipt of a notice from the United States Department of Labor asserting various violations of ERISA relating to the ELS group health plan. The Company is attempting to address the alleged violations and does not believe this matter will have a material impact on the accompanying financial statements.

On May 17, 2007, the Company’s primary lender, Fifth Third Bank (“Bank”), issued a default notice for the defaults that occurred and continue with respect to the credit agreement, repayment of the Overline Loan and the timely repayment of overdrafts in the Company’s deposit accounts, among other defaults. At this time, the over-drafts have accumulated up to $1 million. In addition, the defaults have not been waived and the Bank reserves all rights and remedies as provided in the Bank’s credit agreement.

The Company is finalizing the terms of a Forbearance Agreement and financing with the Bank. With the agreement, the senior debt structure will be slightly modified including the combination of the Working Capital and Overline Revolver into one loan. Borrowings under the agreement will be formula based with a maximum loan of $27.7 million. The Term Loan and Letter of Credit facilities will stay in place and not be modified.

Pursuant to the terms of the contemplated Forbearance Agreement, among other conditions, the Company must retain a Chief Restructuring Officer, pursue an investment banking process to raise capital or otherwise purse a sale transaction, and maintain financial advisors to assist the Company in these circumstances. The Company intends to retain Conway, McKenzie & Dunleavy, financial advisors as the Company’s Chief Restructuring Officer.

Depending on certain goals and performances being met, Resolve has the following off balance sheet arrangements in which Resolve is obligated to pay the previous owners of the following entities certain contingent amounts, which are the result of the various acquisitions. If additional amounts are paid these amounts will be recorded as additional goodwill when paid.

Page - 17

NOTE K - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

•	Choice Staff Personnel Services, Inc. - the prior owners may receive a contingent payment up to 150,000 shares of Resolve Staffing, Inc. common stock.
•	Voyager Staffing Solutions, Inc. - July 1, 2007 to March 31, 2008, based on pre-tax profit targets the prior owners may receive contingent payouts up to $60,000.

Employee Agreements

The employment agreement with Mr. Heineman dated October 1, 2006, (for a 5 year term) sets forth the terms of his continued employment with the Company as chief executive officer and provides for, among other matters: a base salary, bonuses based on the achievement of specific goals as determined by the agreement and a severance package as specified in the agreement.

During the period covered by this report, our former chief financial officer, Scott Horne, resigned from that position, but remains as an employee with the Company as vice-president of franchise development. Mr. Horne’s written employment agreement in his prior capacity with the Company is no longer in effect. On an interim basis, and during the Company’s search for a new chief financial officer, Mr. Heineman, our chief executive officer, is also serving as the Company’s chief financial officer.

The employment agreement with Mr. Roux dated October 1, 2006, (for a 3 year term) sets forth the terms of his continued employment with the Company and provides for, among other matters: a base salary, bonuses based on the achievement of specific goals as determined by the agreement and a severance package as specified in the agreement.

NOTE L - INCOME TAXES

The Company’s current estimated annual effective income tax rate that has been applied to normal, recurring operations for the three and six months ended June 30, 2007 is 0%.

As a result of the adoption of FIN 48, the Company has not recorded any change to retained earnings. At January 1, 2007 the Company had no unrecognized tax benefits that, if recognized, would favorably affect the Company's effective income tax rate in future periods. At June 30, 2007, the Company had no unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties at January 1, 2007 and no accrued interest or penalties at June 30, 2007.

The tax years 2003 through 2006 remain open to examination by some or all of the major taxing jurisdictions to which we are subject.

The Company expects no material changes in its unrecognized tax benefits for tax positions taken within the next twelve months.

Page - 18

NOTE M - CASH FLOW SUPPLEMENTAL INFORMATION

Cash paid for interest during the six months ended June 30, 2007 and 2006 amounted to $1,230,809 and $0, respectively.

Non-cash investing and financing activities:

During the six month period ended June 30, 2007, the following non-cash transactions were recorded:

Acquisition of Entities from Unrelated Parties

During the six month period ended June 30, 2007, Resolve Staffing, Inc., entered into purchase agreements (“Agreements”), to acquire all of the assets and/or ownership of two privately-held entities owned and operated by unrelated parties. Pursuant to the acquisition agreements, Resolve acquired the temporary employee staffing locations from the newly acquired entities.

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

NOTE N - STOCKHOLDERS’ EQUITY

Issuance of Common Stock

During the six months ended June 30, 2007 the Company issued 100,000 shares of common stock for acquisitions. The shares issued for acquisitions have been valued at approximately $280,000 and have been recorded as an increase in paid in capital.

On January 20, 2007 certain individuals converted outstanding warrants into shares of common stock. A total of 714,360 warrants were converted into 535,770 shares of common stock. The conversion was a cashless conversion.

On January 26, 2007 the Board of Directors authorized the re-purchase of 129,460 warrants (with a strike price of $.75) for an aggregate of $6,473 pursuant to the warrant agreement.

Common Stock Warrants

As of June 30, 2007 there were 2,000,000 warrants outstanding. The warrants were issued on October 1, 2006 and have a strike price of $2.00 (1 million warrants) and $3.00 (1 million warrants). All stock warrants are exercisable at June 30, 2007.

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

NOTE O - PROFORMA INFORMATION

The consolidated financial statements as of and for the six months ended June 30, 2007 are presented in accordance with accounting principles generally accepted in the United States of America (GAAP), which requires that the financial results of acquired entities are included in the consolidated financial statements from the date of acquisition. As a result, the consolidated statement of operations does not include the activity of the acquired companies for the period from January 1 to the date of acquisition. Below is the pro forma information for the significant acquisitions entered into during 2006 for Resolve Staffing, on October 1, 2006, and the acquisition of Power KFT, on October 11 2006.

Page - 19

NOTE O - PROFORMA INFORMATION (CONTINUED)

Presented below is the unaudited pro forma condensed combined consolidated statement of operations for the six months ended June 30, 2006 as if the acquisition of Resolve Staffing and Power KTF had been completed January 1, 2006.

	Actual	Resolve Staffing	Power KTF	Pro-forma adjustments	Pro-forma
Revenues	$ 26,271,078	$ 45,075,043	$ 4,662,371		$76,008,492

Cost of revenues	21,824,316	37,450,183	3,765,439		63,039,938

Gross profit	4,446,762	7,624,860	896,932		12,968,554

Operating expenses	3,410,482	7,704,847	881,680		11,997,009

Income (Loss) From Operations	1,036,280	(79,987)	15,252		971,545

Interest expense	269,985	323,294	62,542	(a)716,188	1,372,009

Net Income (Loss)	$766,295	$(403,281)	$(47,290)	$(716,188)	$(400,464)

Pro-forma earnings per share information for the six months ended June 30, 2006:
Basic weighted average shares outstanding:	18,642,740
Pro forma basic net loss per common share:	$(0.02)

NOTES TO THE UNAUDITED PRO FORMA CONDENSED COMBINED CONSOLIDATED STATEMENT OF OPERATIONS

a)	Interest expense related to Bill Walton and Ron Heineman notes payable issued for the ELS/Resolve combination. Interest computed as if the notes were issued January 1, 2006.

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

Intangible Assets and Goodwill - We assess the recoverability of intangible assets and goodwill annually and whenever events or changes in circumstances indicate that the carrying value might be impaired. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the acquired assets. Management's current assessment of the carrying value of intangible assets and goodwill indicates there was no impairment as of June 30, 2007. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets, as of the date of our annual assessment during the third quarter of our fiscal year.

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

Results of Operations

We report PEO revenues in accordance with the requirements of EITF No. 99-19 which requires us to report such revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts. We present for comparison purposes the gross revenues and cost of revenues information for the six months ended June 30, 2007 and 2006 set forth in the table below. Although not in accordance with generally accepted accounting principles in the United States (“GAAP”), management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our PEO services on a basis comparable to our staffing services.

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

Page - 23

This non-GAAP presentation of revenues for 2007 and 2006 is as follows:

	Six Months Ended June 30,
	2007	2006
Revenues:
Staffing services	$ 95,005,576	$ -
Professional employer services	152,938,343	145,833,047

Total revenues	247,943,919	145,833,047

Total cost of revenues	235,643,586	141,386,285

Gross margin	$12,300,333	$4,446,762

A reconciliation of non-GAAP gross revenues to net revenues is as follows for the six months ended June 30, 2007 and 2006:

	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2007	2006	2007	2006	2007	2006
Revenues:
Staffing services	$ 95,005,576	$ -	$ -	$ -	$ 95,005,576	$ -
Professional employer services	152,938,343	145,833,047	124,802,569	119,561,969	28,135,774	26,271,078

Total revenues	247,943,419	145,833,047	124,802,569	119,561,969	123,141,350	26,271,078

Total cost of revenues	235,643,586	141,386,285	124,802,569	119,561,969	110,841,017	21,824,316

Gross margin	$ 12,300,333	$ 4,446,762	$ -	$ -	$ 12,300,333	$4,446,762

Comparison of consolidated operations for the three months ended June 30, 2007 to the three months ended June 30, 2006

Our net loss increased from a loss of $238,340 for three months ended June 30, 2006 to $4,168,140 or a $3,929,800 increase for three months ended June 30, 2007. A discussion of our results of operations is as follows:

Revenues for three months ended June 30, 2006 compared to 2007 increased from $13,645,993 to $61,279,590 or a 349% increase, reflecting an increase in organic growth and an aggressive acquisition and marketing efforts. This growth is also attributable to both growth through acquisitions and growth with our existing clients as well as expanding our customer base. As described in the footnotes to the financial statements, this increase is also a result of the merger between Resolve Staffing and ELS, which resulted in expanded services, including both staffing and PEO services.

Our cost of services increased from $12,020,480 for the three months ended June 30, 2006 to $56,422,394 for the three months ended June 30, 2007. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue, our cost of services increased from 88% in 2006 to 92% in 2007. This increase in our cost of sales is attributable to changes in our sales mix. In addition to standard staffing services, Resolve also offers human resource outsourcing services, such as strategic temporary staffing. While our staffing margins continue to remain constant, the increase in revenues attributable to strategic temporary staffing, which has lower margins, causes our costs of sales to increase, as a percent of sales. We expect our gross profit margins for staffing services to increase, as a percent of sales, in the future as we continue to grow our business in higher margin areas such as the truck driver and medical staffing market niches. However, as we continue to increase revenues from other services, such as payroll processing, we expect overall gross margins to continue to fluctuate.

In the second quarter, the Company engaged Conway, Mackenzie & Dunleavy (“CMD”) a financial advisor to assist the Company. With CMD support, Resolve developed a restructure plan during the quarter ended June 30, 2007.

Page - 24

On June 30, 2007 Resolve signed a national first dollar health plan with Humana to eliminate self-insured risk. Its prior high deductible Anthem plan had poor claims performance, and the firm has booked additional reserves of approximately $2.2 million. Additionally, an intense review of the firm's accounts receivable identified certain customers with troubled aged balances and the Company made an additional allowance for bad debt reserve of approximately $493,000. Resolve's high deductible workers compensation plans are approximately 18 months and 23 months old. The plans from an actuarial perspective are very "green" or young and the actuarial reserve calculations extremely conservative. The Company continues to manage workers compensation risk, and Resolve booked an additional charge of $1.1 million to ensure proper actuarial reserves.

Finally, CMD billing was approximately $200,000 for the period. Resolve's management and Board of Directors support these charges as part of its restructuring efforts.

Resolve expects to see continuing improvement in operating results as both existing acquisitions and organic growth are integrated over the remainder of the year. We expect to have a competitive advantage by offering a turnkey Human Resource Outsourcing (HRO) product line. This competitive advantage should enable Resolve to significantly increase its business opportunities with both existing customers and in new markets. Resolve expects this favorable trend to be realized as the acquisitions are consolidated and synergies are realized.

Selling, General and Administrative expenses (“SG&A”) have increased from $1,696,969 for the three months ended June 30, 2006 to $8,251,138 for the three months ended June 30, 2007. This increase is attributable to our aggressive growth through acquisitions and opening of new locations. Resolve has grown into a national provider of staffing services with approximately 75 offices from coast to coast. This increase in SG&A expenses includes marketing, salaries, rents, and various other expenses associated with these locations, as well as corporate overhead and infrastructure to support the locations. These costs have increased from approximately 12% to 13% as a percent of Sales. This increase is attributable to the relatively fixed nature of some of the expenses. SG&A also includes non cash related items such as amortization of non-compete agreements and depreciation.

Interest expense increased from $166,884 for the three months ended June 30, 2006 to $774,198 for the three months ended June 30, 2007. The increase is attributable to increase debt obligations related to our aggressive acquisition strategy. A majority of our debt is through affiliated parties, including Ron Heineman and ELS, Inc. This is discussed in detail in the footnotes to our financial statements.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $4,168,140 for the three months ended June 30, 2007 as a result of the matters discussed above. This represents a $3,929,800 increase in operating losses from the three months ended June 30, 2006. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Comparison of consolidated operations for the six months ended June 30, 2007 to the six months ended June 30, 2006

Revenues for the six months ended June 30, 2007 compared to 2006 increased from $26,271,078 to $123,141,350, a 369% increase, reflecting an increase in organic growth and our aggressive acquisition and marketing efforts. This growth is also attributable to both growth through acquisition, and growth with our existing clients as well as expanding our customer base. As described in the footnotes to the financial statements, this increase is also a result of the merger between Resolve Staffing and ELS, which resulted in expanded services including both staffing and PEO services.

Cost of services increased from $21,824,316 in 2006 to $110,841,017 in 2007, an increase of 408% from the prior year. This increase is attributable to our aggressive sales growth, diversified service offering, and acquisitions. Our gross profit decreased, as a percent of sales, from approximately 17% to approximately 10%. This decrease is attributable to a number of factors including a change in our service mix as a result of our aggressive acquisition efforts (we now offer a variety of HRO Services including Staffing, PEO, Payroll Services, Benefits Administration, etc.). The results for the first two quarters of 2006 reflect only revenues from PEO services, while 2007 results include staffing and payroll services as well. Revenue from payroll services, approximately $42 million, generate a gross margin of 3.9%, thus resulting in a decrease, as a percent of sales, of our gross margins for 2007.

We expect our gross profit margins to increase, as a percent of sales, in the future as we continue to grow our business in higher margin areas and as one time adjustments (attributable to merger and acquisitions) decrease.

Operating expenses have increased from $3,410,482 in 2006 to $15,364,804 in 2007. This increase is attributable to our aggressive growth through acquisitions and our organic growth. Resolve has grown into a national provider of HRO services with 75 offices. This increase in operating expenses includes marketing, salaries, rents, and various other expenses associated with these locations. These costs have decreased from approximately 12.98% to 12.48% as a percent of sales.

Page - 25

Interest expense increased from $269,985 in 2006 to $1,374,438 in 2007. The increase is attributable to increase debt obligations related to our increased credit lines, aggressive acquisition strategy and the recent merger with ELS. A major portion of our debt is through affiliated parties, including Ron Heineman. This is discussed in detail in the footnotes to our financial statements.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $4,438,909 for the six months ended June 30, 2007 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a net working capital deficit of $27,652,256 and a stockholder’s deficit of $3,778,756, as of June 30, 2007.

For the six months ended June 30, 2007 the Company incurred a net loss of $4,438,909. Of this loss, $1,081,631 did not represent the use of cash. Non-cash expenditures consisted of depreciation of $210,685, increase in allowance for doubtful accounts of $607,065 and amortization of non-compete agreements of $263,881. Changes in accounts receivable, prepaid and other assets, along with increases in accounts payable, payroll, salary, and other accruals brought the total cash used in by operations to $2,739,584. Additionally the Company used $290,377 to purchase computer equipment, software and office equipment during the six months ended June 30, 2007.

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

Net cash used in investing activities totaled $410,534 for the six months ended June 30, 2007, compared to net cash used in investing activities of $1,946,805 for 2006. For 2007, the principal uses of cash for investing activities were for acquisitions totaling an aggregate value of $668,955 and the acquisition of property and equipment totaling $290,377.

Net cash provided by financing activities for the six months ended June 30, 2007 was $3,150,118 compared to net cash used in financing activities of $1,562,952 for 2006. For 2007, the principal source of cash from financing activities was from lines of credit.

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

The Company is finalizing the terms of a Forbearance Agreement and financing with the Bank. With the agreement, the senior debt structure will be slightly modified including the combination of the Working Capital and Overline Revolver into one loan. Borrowings under the agreement will be formula based with a maximum loan of $27.7 million. The Term Loan and Letter of Credit facilities will stay in place and not be modified.

Page - 26

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

•	Choice Staff Personnel Services, Inc. - the prior owners may receive contingent payment up to 150,000 shares of Resolve Staffing, Inc. common stock.
•	Voyager Staffing Solutions, Inc. - July 1, 2007 to March 31, 2008, based on pre-tax profit targets the prior owners may receive contingent payouts up to $60,000.

Contractual Obligations

The Company’s contractual obligations as of June 30, 2007, including long-term debt and commitments for future payments under non-cancelable lease arrangements, are summarized below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating leases	$ 2,543,199	$ 964,382	$ 1,459,848	$ 118,969	$ -
Long-term debt	41,397,538	24,342,590	5,730,641	2,367,564	8,956,743

Total contractual obligations	$43,940,737	$ 25,306,972	$ 7,190,489	$2,486,533	$ 8,956,743

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

Page - 27

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. The Company’s management has evaluated, with the participation and under the supervision of our chief executive officer (“CEO”) and chief financial officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company required to be disclosed in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Effective May 17, 2007, our CFO resigned from that position and remains with the Company in other capacities. During the interim, the Company’s CEO has assumed the duties of our CFO and will continue to do so until a replacement is hired.

Changes in internal controls

Except with respect to the voluntary termination of the Company’s CFO, there were no changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

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

The Company is in receipt of a Determination and Assessment from the State of Michigan, Department of Labor & Economic Growth, Unemployment Insurance Agency seeking payment of amounts totaling $9,505,212. The Company and legal counsel believe that this assessment is baseless and without merit and intends to contest this assessment vigorously. As of June 30, 2007, no amount is accrued in the Company’s financial statements as the matter is deemed groundless and outside the authority of the Agency.

The Company is in receipt of assessments totaling $44,092,764 from the State of Ohio sales tax auditors on employee leasing or co-employment sales. The Company conducts its business through written contracts of at least one year, and claims exemption from the sales tax auditor's position. We continue to work with the sales tax auditors to have this matter dismissed. As of June 30, 2007, no amount is accrued in the Company's financial statements as the Company and legal counsel believe this assessment is groundless.

As of June 30, 2007 the Company is in receipt of a notice from the United States Department of Labor asserting various violations of ERISA relating to the ELS group health plan. The Company is attempting to address the alleged violations and does not believe this matter will have a material impact on the accompanying financial statements.

ITEM 1A. RISK FACTORS

The Company hereby incorporates by reference all risk factors disclosed in our 2006 Annual Report on Form 10-K. In addition thereto, and during the period covered by this report, the following material changes in the Company’s risk factors have occurred.

The Company received certain comment letters from the Securities and Exchange Commission relative to the Company’s Form 8-K/A filed on December 20, 2006 which reported the consummation of the merger between the Company and ELS, and the Commission’s view that the merger should be treated for accounting purposes as a forward merger, rather than as a reverse merger. The Commission has also issued comments to the Company upon its review of the Company’s Form 10-K for the year ended December 31, 2006, which address this same issue. The Company has sought to address the Commission’s comments by providing supplementary information with respect to the terms and details of the merger, as the Company believes that the merger should be treated as a reverse merger for accounting purposes.

In the event that the accounting treatment of the merger with ELS requires auditing adjustments in order to clear any concerns raised by the Commission, the Company intends to amend its Form 8-K/A and Form 10-K referenced above to reflect the accounting acquirer as ELS. Any required amendments to these periodic reports may require additional auditing and accounting services, and most likely will delay further amendments to the Company’s registration statement on Form S-1 previously filed with the Commission.

Page - 28

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2007 the Company issued 100,000 shares of common stock for acquisitions. The shares issued for acquisitions have been valued at approximately $280,000 and have been recorded as an increase in paid in capital. The issuance of these shares was exempt from registration under § 4(2) of the Securities Act of 1933, as such issuance did not involve any public offering.

On January 20, 2007 certain individuals converted outstanding warrants into shares of common stock. A total of 714,360 warrants were converted into 535,770 shares of common stock. The conversion was a cashless conversion. The issuance of these shares was exempt from registration under § 4(2) of the Securities Act of 1933, as such issuance did not involve any public offering.

On January 26, 2007, the Board of Directors approved the repurchase of 150,000 warrants to purchase common stock at $0.75 per share. Per the Warrant Agreement, the Company exercised its option to purchase the warrants for $.05 each, for an aggregate total of $7,500. There were no other purchases of the Company’s common stock, and the Company did not declare a stock repurchase program, during the first two quarters of 2007.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the six months ended June 30, 2007.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no submissions of matters to a vote of shareholders for the six months ended June 30, 2007.

ITEM 5. OTHER INFORMATION

The Company intends to retain Conway, McKenzie & Dunleavy, financial advisors, as the Company’s Chief Restructuring Officer.

ITEM 6. EXHIBITS

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this Report.

Page - 29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOLVE STAFFING, INC.

Dated: August 17, 2007	/s/ Ronald Heineman
By: Ronald Heineman, Chief Executive Officer, Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350.

Page - 30