Form 10-K/A
period 2006-12-31
RESOLVE STAFFING INC
filed 2007-11-14
CIK 1106207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

As of November 13, 2007, the registrant had 19,428,511 shares of common stock, par value $.0001 per share, outstanding.

Page - 1

Resolve Staffing, Inc.
2006 Annual Report on Form 10-K/A

Page - 2

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

The following information includes statements that are forward looking in nature. The accuracy of such statements depends on a variety of factors that may affect the business and operations of the Company. Certain of these factors are discussed under “Business - Factors Influencing Future Results and Accuracy of Forward-Looking Statements” included in PART I of this report and Management’s Discussion and Analysis of Financial Conditions and Results of Operations. When used in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, and actual results could differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-K/A.

PART I

ITEM 1. BUSINESS

About Us

Resolve Staffing, Inc. (“Company” or “Registrant”), headquartered in Cincinnati, Ohio, is a national provider of outsourced human resource services with approximately 74 offices reaching from California to New York. The Company provides a full range of human resource outsourcing services, including Professional Employer Organization (“PEO”) services and solutions for temporary, temporary-to-hire, or direct hire staffing in the medical, truck driver, clerical, office administration, customer service, professional and light industrial categories.

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

On February 7, 2005, the Company, entered into an equity purchase agreement (“Agreement”), to purchase ELS Personnel Services (“ELS”) (the “Reverse Combination”) from Employee Leasing Services, Inc., (“ELS Inc.”), a privately-held company located in Cincinnati, Ohio. The Company’s Chief Executive Officer and director, Ronald Heineman, is a principal shareholder, officer and director of ELS. Pursuant to the equity purchase agreement, the Company acquired the ownership interest in the group of companies which comprised ELS Personnel Services, (ELS Personnel Services, LLC, Five Star Staffing, Inc., Five Star Staffing (NY), Inc., and American Staffing Resources, Ltd.) comprising a total of 10 temporary employee staffing locations. See “Basis of Presentation” section in the notes to the financial statements for discussion of accounting treatment of the acquisition of ELS.

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

In connection with the Reverse Combination on February 7, 2005, ELS was deemed to be the acquiring company for accounting purposes and the Reverse Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. The acquisition of the ELS entities was treated as a reverse acquisition for financial accounting purposes and therefore the accompanying comparative financial information is that of ELS rather than the historical financial statements of the Company. In conjunction with this transaction, the group of companies known as ELS Personnel Services, which were legally acquired by the Company, changed its name to Resolve Staffing, Inc.

Page - 3

On various dates during 2005, the Company, entered into purchase agreements (“Agreements”), to acquire all of the assets and/or ownership of various separate privately-held entities owned and operated by unrelated parties located throughout the United States. Pursuant to the acquisition agreements, the Company acquired a total of 31 temporary employee staffing locations from the newly acquired entities. These include:

•	On January 24, 2005, the Company acquired certain assets from Solaris Staffing, Inc. These assets included the operations of certain temporary staffing offices located in upstate New York.

•	On February 20, 2005, the Company acquired SupportStaff Employment Services, a full-service staffing firm located in Sebring, FL.

•	On May 9, 2005, the Company acquired certain assets from Pride Staffing, Inc. These assets include a temporary staffing office located in Erie, PA.

•	On June 13, 2005 the Company acquired The Arnold Group, a Southern California staffing firm.

•	On June 20, 2005 the Company acquired Taylor Personnel Services, Inc., a Buffalo, New York staffing firm.

•	On August 22, 2005 the Company acquired Truckers Plus, Inc., a thirteen location truck driver staffing firm headquartered in Memphis, Tennessee.

•	On September 14, 2005 the Company acquired QRD International Inc. d/b/a Delta Staffing, a Southern California staffing firm.

•	On September 30, 2005 the Company acquired Midwest Staffing Inc., a medical staffing firm located in Oklahoma City, Oklahoma.

•	On October 21, 2005 the Company acquired Star Personnel Services of Kentucky, LLC, a Northern KY staffing firm.

•	On October 31, 2005 the Company acquired Project Solvers Inc., a temporary and permanent placement firm specific to the fashion, apparel, and design industries, with a New York office.

•	On November 10, 2005 the Company acquired ProCare Medical Staffing, LLC, a medical staffing firm with an Illinois office.

•	On November 28, 2005 the Company acquired Big Sky Travel Nurses, Inc., a medical staffing firm, with a Montana office.

•	On December 11, 2005 the Company acquired Assisted Staffing, Inc., a medical staffing firm with an Arizona office location.

•	On December 26, 2005 the Company acquired Pagnard Enterprises, Inc., a temporary staffing firm with an Ohio office.

•	On December 27, 2005 the Company acquired Drivers Plus, Inc., a truck driver staffing firm with an office in Missouri.

•	On December 30, 2005 the Company acquired Staffpro, Inc., a temporary staffing firm with one office in Kentucky and one office in Ohio.

Because the owners of ELS held approximately 90% of the Company’s outstanding common stock after the Reverse Combination, as well as the Company’s analysis of the other criteria used for determining which entity is the accounting acquirer under SFAS No. 141, ELS is deemed to be the acquiring company for accounting purposes and the Reverse Combination has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. The audited

Page - 4

financial statements of the Company for the year ended December 31, 2004 are included in the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2005. The audited financial statements of ELS for the two years ended December 31, 2003 and 2004 or such time as the entity was under the control of ELS, Inc. through December 31, 2004 have been included in the Company’s amended report on Form 8-K pertaining to this acquisition which was filed in December, 2005. In accordance with the accounting treatment described above, the historical financial statements prior to the Reverse Combination reflect those of ELS. In conjunction with this transaction, the group of companies known as ELS Personnel Services, which were legally acquired by the Company, changed its name to Resolve Staffing, Inc. The financial information for 2004 includes the combined balances and combined results of operations of the individual entities which comprise ELS. The combined results of operations for the acquired entities include the activities of each entity from the date of acquisition to December 31, 2004.

On January 24, 2006, the Company acquired R & R Staffing Services, Inc., located in Syracuse, New York.

On March 27, 2006, the Company acquired Ready Nurses LLC, a Fulton, Missouri based medical staffing firm.

On May 5, 2006, the Company acquired Steadystaff, a Baltimore/Washington D. C. based staffing firm.

On June 1, 2006, the Company announced that it has completed the acquisition of Star Personnel, headquartered in Cincinnati, Ohio.

On October 1, 2006, the Company, entered into an equity purchase agreement (“Agreement”), to purchase Employee Leasing Services, Inc. (“ELS Inc.”) (“Combination”), a group of privately-held companies known as ELS Inc. located in Cincinnati, Ohio. The Company’s Chief Executive Officer and Director, Ronald Heineman, is a principal shareholder, officer and director of ELS Inc. Pursuant to the equity purchase agreement, the Company acquired the ownership interest in the group of companies which comprised ELS Inc.

In connection with the Combination on October 1, 2006, Resolve was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as an acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. The financial information for 2006, 2005 and 2004 includes the consolidated balances as of December 31, 2006 and 2005 and the consolidated results of operations of the individual entities which comprise Resolve for the years ended December 31, 2006, 2005 and 2004. The consolidated results of operations for the acquired entities include the activities of each entity from the date of acquisition to the end of the period.

 Our ability to offer clients a broad range of services allows us to become an outsourced human resource department and strategic partner for our clients. We believe our approach allows our clients to focus on their core business rather than human resources, thus making them more productive.

Our Business

The Company focuses on meeting our clients' flexible human resource outsourcing needs, targeting opportunities in a fragmented; growing market that we believe has been under-served by large, full-service staffing and PEO companies. Significant benefits to clients include providing the ability to outsource the recruiting and many logistical aspects of their human resource needs, as well as converting the fixed cost of employees to the variable cost of outsourced services. A summary of our Payroll Administration Services and Aggregation of Statutory and Non-Statutory Employee Benefits Services are as follows:

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

The focus of our temporary staffing service is to provide short and long term employees as well as temp to hire employees to financially secured employers. The average employee will work a 40 hour work week for a client and will work for an average of two employers per month. It is estimated an employee will work an average of 14 days per month. Our service specializes in a variety of staffing fields including medical, truck driver, clerical, and light industrial staffing with the largest percentage in the clerical and light industrial fields. Each applicant is thoroughly interviewed tested and screened to meet the requirements of our customers. For long term and temp to hire positions a large percentage of our customers will interview our candidates and then select the one they believe to be best suited for the position.

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

Page - 5

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

Our Offices

Our Company headquarters are located at 3235 Omni Drive, Cincinnati, Ohio 45245. Our telephone number is 800-894-4250.

In addition to our corporate headquarters, we lease facilities at approximately 74 locations throughout the United States. Our offices are adequate for our present level of operations. In the future we will need additional facilities in which to centralize our accounting, training, human resource, risk management and executive work activities. We anticipate that we will require larger scale data processing and network communication capabilities, which will be needed in order to facilitate the assimilation of acquired companies into our methods of operating and accounting standards, and to provide customers state-of-the-art service and support.

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

Page - 6

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

We Lost Money in 2006

We have incurred net losses from operations in 2006. Our net loss for the fiscal year ended December 31, 2006 was $2,421,799 and as of December 31, 2006 we had an accumulated deficit of $3,821,016. While we expect to become profitable in the future, we can not guarantee profitability. We expect our operating expenses to continue to increase as we attempt to build our brand, expand our customer base and make acquisitions. While we expect to become profitable, to become profitable, we must increase revenue substantially and achieve and maintain positive gross margins. We may not be able to increase revenue and gross margins sufficiently to achieve profitability.

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

Page - 7

We are uncertain whether our current senior lender will agree to refinance or extend our senior debt facility, and if so, whether the terms of refinancing will be acceptable to us.

Our senior debt forbearance agreement expires as of December 31, 2007 and our senior lender has indicated that it would prefer that the Company refinance the debt with alternate financing in order for the current senior lender to exit. If our existing senior lender does not refinance our senior debt and a new lender cannot be found or a new forbearance agreement negotiated with the current lender that would include terms acceptable to the Company, it would have a material adverse effect on our financial condition.

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

Our Principal Stockholders, Officers and Directors Own a Controlling Interest in Our Voting Stock and Investors Will Not Have Voice in Our Management

Our officers, directors and stockholders with greater than 5% holdings will, in the aggregate, beneficially own approximately 77% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

There are a Large Number of Shares Underlying Our Warrants that May be Available for Future Sale and the Sale of These Shares May Cause the Price of Our Stock to Drop

As of November 6, 2007, we had 19,828,511 shares of common stock issued and outstanding, which includes 400,000 shares held in escrow as described in Note C to the accompanying financial statements. We also have 2,000,000 shares issuable upon exercise of our warrants. The sale of these shares may cause the market price of our common stock to drop. The issuance of shares upon conversion or exercise of the warrants may result in substantial dilution to the interests of other stockholders.

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

Page - 8

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

Any significant economic downturn could result in the Company’s clients using fewer temporary employees, which would materially adversely affect our business.

Because demand for temporary personnel services is sensitive to changes in the level of economic activity, the Company’s business may suffer during economic downturns. As economic activity begins to slow down, companies tend to reduce their use of temporary employees before undertaking layoffs of their regular employees, resulting in decreased demand for temporary personnel. Significant declines in demand, and thus in revenues, can result in expense de-leveraging, which would result in lower profit levels.

The staffing services industry is highly competitive with limited barriers to entry, which could limit the Company’s ability to maintain or increase its market share or profitability.

The staffing services market is highly competitive with limited barriers to entry, and in recent years has been undergoing significant consolidation. The Company competes in markets throughout North America with full-service and specialized temporary service agencies. Several of the Company’s competitors, including Adecco S.A., Vedior N.V., Randstad Holding N.V. and Kelly Services, Inc., have very substantial marketing and financial resources. Price competition in the staffing industry is intense and pricing pressures from competitors and customers are increasing. The Company expects that the level of competition will remain high in the future, which could limit its ability to maintain or increase its market share or profitability.

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

 Government regulations may result in prohibition or restriction of certain types of employment services or the imposition of additional licensing or tax requirements that may reduce the Company’s future earnings.

Page - 9

The temporary employment industry is heavily regulated. Within the United States, wherein the Company now operates, the Company’s operations may have to adjust to:

•	additional regulations that prohibit or restrict the types of employment services that The Company currently provides;
•	the imposition of new or additional benefit requirements;
•	requirements that require The Company to obtain additional licensing to provide staffing services; or
•	Increases in taxes, such as sales or value-added taxes, payable by the providers of staffing services.

Any future regulations may have a material adverse effect on the Company’s financial condition, results of operations and liquidity because they may make it more difficult or expensive for the Company to continue to provide staffing services.

The Company’s acquisition strategy may have a material adverse effect on its business due to unexpected or underestimated costs.

The Company has completed a series of acquisitions during 2005-2006 of smaller and less capitalized temporary staffing services competitors and its current plan is to continue with this acquisition strategy in the future although no assurance or guaranty can be given that the Company will make further acquisitions. The Company’s acquisition strategy involves significant risks, including:

•	difficulties in the assimilation of the operations, services and corporate culture of acquired companies;
•	over-valuation by the Company of acquired companies;
•	insufficient indemnification from the selling parties for legal liabilities incurred by the acquired companies prior to the acquisitions; and
•	diversion of management’s attention from other business concerns.

These risks could have a material adverse effect on the Company’s business because they may result in substantial costs to the Company and disrupt the Company’s business. In addition, future acquisitions could materially adversely affect the Company’s business, financial condition, results of operations and liquidity because they would likely result in the incurrence of additional debt or dilution, contingent liabilities, an increase in interest expense and amortization expenses related to separately identified intangible assets. Possible impairment losses on goodwill and restructuring charges could also occur.

Intense competition may limit the Company’s ability to attract, train and retain the qualified personnel necessary for the Company to meet its customers’ staffing needs.

The Company depends on its ability to attract and retain qualified temporary personnel who possess the skills and experience necessary to meet the staffing requirements of its clients. The Company must continually evaluate and upgrade its base of available qualified personnel through recruiting and training programs to keep pace with changing client needs and emerging technologies. Competition for individuals with proven professional skills, particularly employees with accounting and technological skills, is intense, and the Company expects demand for such individuals to remain very strong for the foreseeable future. Qualified personnel may not be available to the Company in sufficient numbers and on terms of employment acceptable to the Company. Developing and implementing training programs require significant expenditures and may not result in the trainees developing effective or adequate skills. The Company may not be able to develop training programs to respond to its clients’ changing needs or retain employees whom it has trained. The failure to recruit, train and retain qualified temporary employees could materially adversely affect the Company’s business because it may result in an inability to meet its customers’ staffing needs.

The Company may be exposed to employment-related claims and costs and other litigation that could materially adversely affect its business, financial condition and results of operations.

The Company is in the business of employing people and placing them in the workplaces of other businesses. Risks relating to these activities include:

•	claims of misconduct or negligence on the part of the Company’s employees;
•	claims by the Company’s employees of discrimination or harassment directed at them, including claims relating to actions of its clients;
•	claims related to the employment of illegal aliens or unlicensed personnel;
•	payment of workers’ compensation claims and other similar claims;
•	violations of wage and hour requirements;
•	retroactive entitlement to employee benefits;
•	errors and omissions of the Company’s temporary employees, particularly in the case of professionals, such as accountants; and
•	claims by the Company’s clients relating to its employees’ misuse of client proprietary information, misappropriation of funds, other criminal activity or torts or other similar claims.

The Company may incur fines and other losses or negative publicity with respect to these problems. In addition, some or all of these claims may give rise to litigation, which could be time-consuming to its management team and costly and could have a negative impact on its business. the Company cannot assure you that it will not experience these problems in the future or that its insurance will be sufficient in amount or scope to cover any of these types of liabilities.

The Company cannot assure you that its insurance will cover all claims that may be asserted against it. Should the ultimate judgments or settlements exceed its insurance coverage, they could have a material effect on the Company’s results of operations, financial position and cash flows. The Company also cannot assure you that it will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms, if at all.

If the Company loses its key personnel, then its business may suffer.

The Company’s operations are dependent on the continued efforts of its officers and executive management. In addition, the Company is dependent on the performance and productivity of its local managers and field personnel. The Company’s ability to attract and retain business is significantly affected by local relationships and the quality of service rendered. The loss of those key officers and members of executive management who have acquired significant experience in operating a staffing service may cause a significant disruption to the Company’s business. Moreover, the loss of the Company’s key managers and field personnel may jeopardize existing client relationships with businesses that continue to use its staffing services based upon past relationships with these local managers and field personnel. The loss of such key personnel could materially adversely affect the Company’s operations, because it may result in an inability to establish and maintain client relationships and otherwise operate its business.

The price of the Company’s common stock may fluctuate significantly, which may result in losses for investors.

The market price for the Company’s common stock has been and may continue to be volatile. For example, during the fiscal year ended December 31, 2006, the prices of the Company’s common stock as reported on the OTCBB ranged from a high of $3.26 to a low of $.09. the Company’s stock price can fluctuate as a result of a variety of factors, including factors listed in these “Risk Factors” and others, many of which are beyond the Company’s control. These factors include:

•	actual or anticipated variations in the Company’s quarterly operating results;
•	announcement of new services by the Company or the Company’s competitors;
•	announcements relating to strategic relationships or acquisitions;
•	changes in financial estimates or other statements by securities analysts; and
•	changes in general economic conditions.

Because of this volatility, the Company may fail to meet the expectations of its shareholders or the public marketplace, and its stock price could decline as a result.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Commission, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time

Page - 10

consuming and costly. Expenses as a result of our being a public company include additional amounts for legal and accounting services, transfer agent fees, additional insurance costs, printing and filing fees and fees for investor and public relations.

The existence of outstanding warrants may impair our ability to obtain additional equity financing.

The existence of outstanding warrants may adversely affect the terms at which we could obtain additional equity financing. The holders of these warrants have the opportunity to profit from a rise in the value or market price of our Common Stock and to exercise them at a time when we could obtain equity capital on more favorable terms than those contained in these securities.

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

The timing and amount of our capital requirements are not entirely within our control and cannot accurately be predicted and as a result, we may not be able to raise capital in time to satisfy our needs.

If capital is required, we may require financing sooner than anticipated. We have no commitments for financing, and we cannot be sure that any financing would be available in a timely manner, on terms acceptable to us, or at all. Further, any equity financing could reduce ownership of existing shareholders and any borrowed money could involve restrictions on future capital raising activities and other financial and operational matters. If we were unable to obtain financing as needed, including the refinancing of our credit facility with our senior lender by December 31, 2007, we could become insolvent and be subject to bankruptcy proceedings.

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

The Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:
•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

We require additional capital to fund our current operations and to make acquisitions. We may have to curtail our business if we can-not find adequate funding

The expansion and development of our business will require significant additional capital, which we may be unable to obtain on suitable terms, or at all. We currently have no legally binding commitments with any third parties to obtain any material amount of additional equity or debt financing. If we are unable to obtain adequate funding on suitable terms, or at all, we may have to delay, reduce or eliminate some or all of our advertising, marketing, acquisition activity, general operations or any other initiatives.

ITEM 1B. UNRESOLVED STAFF COMMENTS

On May 17, 2007, the U.S. Securities and Exchange Commission (“Commission”) issued comments to the Company in connection with the Commission’s review of the Form 10-K filed by the Registrant on April 16, 2007, for the year ended December 31, 2006. Specifically, the Company’s conclusion that the accounting acquirer in the Combination was most appropriately determined to be ELS, and therefore a reverse merger was questioned by the Commission and ultimately, we decided to further evaluate the best means to report the Combination. Upon further consideration and additional interpretation of SFAS 141, as it relates to the Combination, we determined to concur with the Commission’s accounting staff and treat the Company as the accounting acquirer, therefore accounting for the transaction as a forward merger. Revising our reports to account for the Combination as a forward rather than a reverse merger requires the amendment of our Form 10-K for the period ended December 31, 2006 and our quarterly reports filed for the quarters ended March 31 and June 30, 2007.

We believe that once our periodic reports are amended and the Company responds to the comments we received from the Commission, the staff comments should be completed.

ITEM 2. PROPERTIES

Our headquarters are located at 3235 Omni Drive, Cincinnati, Ohio 45245. Our telephone number is 800-894-4250.

In addition to our corporate headquarters, the Company leases facilities at approximately 74 locations throughout the United States. Our offices are adequate for our present level of operations. In the future we will need additional facilities in which to centralize our accounting, training, human resource, risk management and executive work activities. We anticipate that we will require larger scale data processing and network communication capabilities, which will be needed in order to facilitate the assimilation of acquired companies into our methods of operating and accounting standards, and to provide customers state-of-the-art service and support.

Page - 11

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

The Company has received notice letters from the State of Ohio sales tax auditors indicating their intention to make an assessment on employee leasing or co-employment sales. As of the date of filing of this amended report on Form 10-K/A/, we have been notified that the assessed amount of Ohio sales taxes is $52,711,436.50. The Company conducts its business through written contracts of at least one year, and claims exemption from the sales tax auditor’s position. We continue to work with the sales tax auditors to have this matter dismissed. As of December 31, 2006, no amount is accrued in the Company’s financial statements as the Company and legal counsel believe this assessment is groundless.

As of December 31, 2006 the Company is in receipt of a notice from the United States Department of Labor asserting various violations of ERISA relating to the ELS Inc. group health plan. The Company is attempting to address the alleged violations and does not believe this matter will have a material impact on the accompanying financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of shareholders in 2006.

Executive Officers of the Registrant

Page - 12

Information required by this Item 4 concerning executive officers of the Company appears under Item 10 “Directors and Officers of the Registrant”.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is currently quoted on the OTCBB market under the symbol “RSFF”. As of November 6, 2007, management believes there to be approximately 400 holders of record of our common stock. To date, we have not paid any dividends on our common stock. We do not currently intend to pay dividends in the future. We are prohibited from declaring or paying dividends while certain debentures or warrants are outstanding.

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

Recent Sale of Unregistered Securities

On February 7, 2005, the Company issued a total of 13,000,000 shares of common stock as part of the payment for the acquisition of ELS, Inc.

On May 25, 2005, the Company Staffing, Inc. issued 100,000 shares to certain consultants as part of their compensation.

On August 18, 2005, the Company issued 50,000 shares to a certain vendor as part of his compensation and 100,000 shares as per an employment agreement with certain shareholders and employees of Truckers Plus.

On November 22, 2005, the Company issued 430,000 shares to various consultants as part of their compensation.

On September 7, 2006, the Company issued 100,000 shares as per an employment agreement with certain shareholders and employees of Truckers Plus.

On October 1, 2006, the Company issued 1,000,000 shares of common stock to certain investors for an aggregate investment of $1.5 million. In addition, the investors received two warrants for the purchase of additional shares of stock (one share at $2.00 and one share at $3.00). The stock issued to the investors, along with the shares underlying the warrants, has subsequently been registered pursuant to an S-1 filed with the SEC. The registration has yet to be declared effective as of the date of the 10-K/A filing.

On October 1, 2006, the Company issued 1,486,685 shares of common stock pursuant to the acquisition of ELS Inc.

On November 30, 2006, the Company issued 300,000 shares of common stock to certain consultants as part of their compensation.

Page - 13

The Company did not purchase shares of its common stock, or declare a stock repurchase program, during 2006. The offers and sales of our unregistered securities as disclosed above, were exempt from the registration requirements of § 5 of the Securities Act of 1933, as the offers and sales were exempt from registration under § 4(1) and § 4(2) of the Securities Act of 1933, or in the alternative, were exempt under the provisions of Regulation D promulgated under such Act.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s financial statements and the accompanying notes listed in Item 15 of this Report.

Statement of Operations Data

	Years Ended December 31,
	2006	2005	2004	2003	2002

Revenues	$152,304,237	$31,138,212	$4,284,006	$1,105,798	$467,911

Cost of revenues	134,038,039	25,356,038	3,567,164	835,550	353,097

Gross profit	18,266,198	5,782,174	716,842	270,248	114,814

Operating expenses	19,297,192	6,004,356	759,586	640,572	440,608

Loss from operations	(1,030,994)	(222,182)	(42,744)	(370,324)	(325,794)

Interest expense	(1,390,805)	(266,140)	(13,160)	(16,249)	(12,390)

Loss before taxes	(2,421,799)	(488,322)	(55,904)	(386,573)	(338,184)

Provision for (benefit from) income taxes	-	-	-	-	-

Net loss	$(2,421,799)	$(488,322)	$(55,904)	$(386,573)	$(338,184)

Basic and diluted loss per share	$(0.16)	$(0.03)	$(0.00)	$(0.07)	$(0.12)

Weighted average number of shares used in loss per share computation:
Basic and diluted	15,016,545	14,540,838	13,000,000	5,607,969	2,821,424

Page - 14

Balance Sheet Data

	December 31,
	2006	2005	2004	2003	2002

Current assets	$19,461,646	$6,969,150	$2,164,414	$137,705	$172,464

Property and equipment, net	1,343,773	601,261	149,956	24,293	14,367

Advances and notes receivable - related parties	681,237	-	-	-	-

Other assets	31,870,530	6,926,662	640,000	-	-

Total assets	$53,357,186	$14,497,073	$2,954,370	$161,998	$186,831

Current liabilities	$41,107,048	$4,623,595	$2,480,731	$328,251	$127,746

Long term liabilities	9,660,709	10,083,698	393,556	-	67,000

Stockholders’ equity (deficit):

Stockholders’ equity (deficit)	2,589,429	(210,220)	80,103	(166,253)	(7,915)

Total liabilities and stockholders’ equity (deficit)	$53,357,186	$14,497,073	$2,954,390	$161,998	$186,831

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

Page - 15

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

Critical accounting policies

For a discussion of recent accounting pronouncements and their potential effect on the Company’s results of operations and financial condition, refer to the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K/A. Note that the preparation of this Annual Report on Form 10-K/A requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition - We recognize PEO revenues when each periodic payroll is delivered to the client. Revenues are reported in accordance with the requirements of FASB Emerging Issues Task Force Issue No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent.”(EITF 99-19). Consistent with our revenue recognition policy, our net PEO revenues and cost of PEO revenues do not include the payroll cost of its worksite employees. Instead, PEO revenues and cost of PEO revenues are comprised of all other costs related to its worksite employees, such as payroll taxes, employee benefit plan premiums and workers’ compensation insurance. Payroll taxes consist of the employer’s portion of Social Security and Medicare taxes, federal unemployment taxes and state unemployment taxes. PEO revenues also include professional service fees, which are primarily computed as a percentage of client payroll or on a per check basis.

Staffing and managed service revenue and the related labor costs and payroll are recorded in the period in which services are performed. We follow EITF 99-19, in the presentation of staffing and managed service revenues and expenses. This guidance requires us to assess whether we act as a principal in the transaction or as an agent acting on behalf of others. In situations where we are the principal in the transaction and have the risks and rewards of ownership, the transactions are recorded gross in the consolidated statements of operations.

Purchase price allocations in the business combinations - We account for acquisitions of businesses in accordance with the requirements of SFAS 141, Business Combinations ("SFAS 141"). Pursuant to SFAS 141, we utilize the purchase method in accounting for acquisitions whereby the total purchase price is first allocated to the assets acquired and liabilities assumed, and any remaining purchase price is allocated to goodwill. We recognize intangible assets apart from goodwill if they arise from contractual or other legal rights or if they are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. Valuation of intangible assets acquired requires significant judgment in determining fair value and whether such intangibles are amortizable or non-amortizable and, if amortizable, the period and method by which the intangible asset will be amortized. Changes in the initial assumptions could lead to changes in

Page - 16

amortization charges recorded in our financial statements. Additionally, estimates for purchase price allocations may change as subsequent information becomes available.

Allowance for Doubtful Accounts - We are required to make estimates of the collectibility of accounts receivables. Management analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the customers' payment tendencies when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for bad debts is recorded monthly as a percent of sales, and quarterly all accounts are reviewed for collectablity and the balance is reviewed and adjusted accordingly.

Workers' Compensation Reserves - We are high deductible for workers' compensation coverage in certain states. The estimated reserve for unsettled workers' compensation claims represents our best estimate of total plan liability, which includes an evaluation of information provided by our carrier   for workers' compensation claims and, in part, an annual actuarial analysis from an independent actuary. Included in the claims liabilities are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claims administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known. We believe that the difference between amounts recorded for our estimated liabilities and the possible range of costs to settle related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods may be material to results of operations.

Management uses estimates in its high deductible workers compensation policy liability and allowance for bad debt reserves. Based on quarterly calculations of workers compensation policy ultimate loss versus paid and reserved losses, the Company reviews whether current policy reserves for incurred but not reported claims are adequate and adjusted accordingly.

Intangible Assets and Goodwill - We assess the recoverability of intangible assets and goodwill annually and whenever events or changes in circumstances indicate that the carrying value might be impaired. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the acquired assets. Management's current assessment of the carrying value of intangible assets and goodwill indicates there was no impairment as of December 31, 2006. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets, as of the date of our annual assessment during the fourth quarter of our fiscal year.
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

Page - 17

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

Total business increased significantly due to two large acquisitions, ELS Inc. and Power Personnel. Please refer to the Pro Forma table below for more detailed breakdown of the business components. The addition of ELS Inc. improved Resolve's cash flow. A PEO collects its revenue at roughly the same time it disburses expenses. The lack of carrying accounts receivable enhances cash flow by making days sales outstanding a one day requirement. Power Personnel was purchased and retained its operating lines of credit. It should need little or no funding from its parent. The funding of the Power Personnel purchase to the former owner as described in Note G is the only cash flow requirement.

Results of Operations

We report PEO revenues in accordance with the requirements of EITF No. 99-19 which requires us to report such revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts. We present for comparison purposes the Pro forma non-GAAP gross revenues and pro forma non-GAAP cost of revenues information for the years ended December 31, 2006 and 2005 set forth in the table below. Although not in accordance with generally accepted accounting principles in the United States (“GAAP”), management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our PEO services on a basis comparable to our staffing services.

Management uses non-GAAP revenue as a measure for business velocity. The PEO business collects significantly more cash than GAAP reporting under the EITF. The cash must be used prudently and affects working capital decisions, even though it is netted for GAAP purposes. A reconciliation of pro forma non-GAAP gross revenues to pro forma net revenues is reflected in the table below:
 Pro Forma Non-GAAP
	Year Ended December 31,
	2006	2005
Revenues:
Staffing services	$139,821,391	$31,138,212
Professional employer services	294,385,052	210,698,722

Total revenues	434,206,443	241,836,934

Total cost of revenues	406,512,132	216,699,415

Gross margin	$27,694,311	$25,137,519

A reconciliation of pro forma non-GAAP gross revenues to pro forma net revenues is as follows for the years ended December 31, 2006 and 2005:

Pro Forma Non-GAAP
	Gross Revenue Reporting Method		Reclassification		Net Revenue Reporting Method
	2006	2005	2006	2005	2006	2005
Revenues:
Staffing services	$ 139,821,391	$ 31,138,212	$ -	$ -	$ 139,821,391	$ 31,138,212
Professional employer services	294,385,052	210,698,722	(243,719,404)	(167,449,561)	50,665,648	43,249,161

Total revenues	434,206,443	241,836,934	(243,719,404)	(167,449,561)	190,487,039	74,387,373

Total cost of revenues	406,512,132	216,699,415	(243,719,404)	(167,449,561)	162,792,728	49,249,854

Gross margin	$ 27,694,311	$25,137,519	$ -	$ -	$ 27,694,311	$25,137,519

Comparison of consolidated operations for year ended December 31, 2006 to year ended December 31, 2005
.
In the fourth quarter, the Company purchased the PEO operations of ELS Inc. ELS Inc. was a national PEO, and added new segment revenue by expanding the Company’s product line. Also, in the quarter, the Company purchased Power Personnel in New York. This added seven offices to the Company's New York region.

Revenues for the year ended December 31, 2005 compared to 2006 increased from $31,138,212 to $152,304,237, a 389% increase, reflecting an increase in organic growth and our aggressive acquisition and marketing efforts. This growth is also attributable to both growth through acquisition and growth with our existing clients as well as expanding our customer base.

Cost of revenues increased from $25,356,038 in 2005 to $134,038,039, in 2006, an increase of 429% from the prior year. This increase is attributable to our aggressive sales growth, diversified service offering, and acquisitions. Our gross profit decreased, as a percent of revenues, from approximately 18% to approximately 12%. This decrease is attributable to a number of factors including a change in our service mix as a result of our aggressive acquisition efforts (we now offer a variety of HRO Services including Staffing, PEO, Payroll Services, Benefits Administration, etc.).

We expect our gross profit margins to increase, as a percent of revenues, in the future as we continue to grow our business in higher margin areas and as one time adjustments (attributable to the merger with ELS Inc.) decrease.

Operating expenses have increased from $6,004,356 in 2005 to $19,297,192 in 2006. This increase is attributable to our aggressive growth through acquisitions and our organic growth. The Company has grown into a national provider of HRO services with approximately 74 offices. This increase in operating expenses includes marketing, salaries, rents, and various other expenses associated with these locations. These costs have decreased from approximately 19% to 13% as a percent of revenues.

Interest expense increased from $266,140 in 2005 to $1,390,805 in 2006. The increase is attributable to increased debt obligations related to our increased credit lines, aggressive acquisition strategy and the recent merger with ELS Inc. A major portion of our debt is through affiliated parties, including Ron Heineman. This is discussed in detail in the footnotes to our financial statements.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $2,421,799 for the year ended December 31, 2006 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

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

Cost of revenues increased from $3,567,164 in 2004 to $25,356,038, in 2005, an increase of 611% from the prior year. This increase is attributable to our aggressive sales growth and acquisitions. Our gross margin increased, as a percent of revenues, from approximately 17% to approximately 19%. We expect our gross profit margins to increase, as a percent of revenues, in the future as we continue to grow our business in higher margin areas such as the truck driver and medical staffing market niches.

Operating expenses have increased from $759,586 in 2004 to $6,004,356 in 2005. This increase is attributable to our aggressive growth through acquisitions. The Company has grown into a national provider of staffing services with approximately 52 offices. This increase in operating expenses includes marketing, salaries, rents, and various other expenses associated with these locations. These costs have increased from approximately 18% to 19% as a percent of revenues. This increase is attributable to the continued development of our infrastructure to support our growth and as a result of non cash related Amortization of Non Compete Agreements and depreciation.

Page - 18

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

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a net working capital deficit of $21,645,402 and a stockholder’s equity of $2,589,429, as of December 31, 2006.

For the year ended December 31, 2006 we incurred a net loss of $2,421,799. Of this loss, $1,256,156 did not represent the use of cash. Non-cash expenditures consisted of depreciation of $311,918, increase in allowance for doubtful accounts of $365,442, and amortization of non-compete agreements of $578,796. Changes in accounts receivable, prepaid and other expenses, and bank overdraft, along with decreases in accounts payable, payroll, salary, and other accruals brought the total cash used by operations to $4,217,093.

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

Net cash used in investing activities totaled $3,601,512 for 2006, compared to net cash used in investing activities of $2,113,997 for 2005. For 2006, the principal uses of cash for investing activities were for acquisitions totaling an aggregate value of $2,790,820 and the acquisition of property and equipment totaling $351,286.

Net cash provided by financing activities for 2006 was $7,818,605 compared to net cash used by financing activities of $5,729,751 for 2005. For 2006, the principal source of cash from financing activities was from lines of credit and a capital raise.

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

During March 2007 the Company finalized its renewal of its various lines of credit described in Note G. The lines of credit were increased to $29,150,000, call for interest payable monthly at the prime interest rate, include certain financial covenants and mature September 30, 2007 and January 31, 2008. These lines of credit are guaranteed by certain shareholders and affiliated entities. During May 2007, the Company received a notice of default under the terms of these various lines of credit. During September 2007, the Company and the Bank entered into a Forbearance and Reaffirmation Agreement whereby the Bank agreed to forbear from exercising its rights and remedies against the Company and the Subsidiaries with respect to the defaults existing as of September 28, 2007 until the earlier to occur of (i) December 31, 2007 or (ii) the occurrence of a “Forbearance Default”.

Off Balance Sheet Arrangements

Depending on certain goals and performances being met, the Company has the following off balance sheet arrangements which are the result of the various acquisitions described previously.

Page - 19

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

Contractual Obligations

The Company’s contractual obligations as of December 31, 2006, including long-term debt and commitments for future payments under non-cancelable lease arrangements, are summarized below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating leases	$ 2,737,143	$ 1,035,826	$ 1,582,348	$ 118,969	$ -
Long-term debt	32,058,833	22,398,124	5,000,260	2,367,564	2,292,885
Interest	2,404,411	1,679,859	375,019	177,567	171,966
Total contractual obligations	34,795,976	23,433,950	6,582,608	2,486,533	2,292,885
Total With Interest	$37,200,387	$25,113,809	$6,957,627	$2,664,100	$2,464,851

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

Page - 20

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

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Page - 21

Additional information required by this Item 10 concerning directors and executive officers of the Company appears under the heading “Executive Officers of the Registrant” in this report.

Presently, The Company has a total of eight officers and directors. The following table identifies, as of November 6, 2007, each executive officer and director of the Company.

Name	Age	Position
Ronald Heineman	49	Chief Executive Officer, Chief Financial Officer, President, Director
Scott Horne	45	VP of Franchise Development
Steve Ludders	54	Chief Operating Officer
Tom Lawry	45	Controller, Treasurer
Steve Roux	39	Executive Vice President
William Walton	71	Director
William A. Brown	48	Director
Donald Quarterman, Jr.	38	Director

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board of Directors following the annual meeting of stockholders and until their successors have been elected and qualified.

Ronald Heineman. Mr. Heineman is our President and Chief Executive Officer and our Chief Financial Officer. He is also the President and Chief Executive Officer and Chief Financial Officer of ELS Inc., Human Resource Solutions. ELS Inc. is a professional employer organization (“PEO”) operating in 28 states. Prior to this, Mr. Heineman was Corporate, Vice President, Human Resources for Frisch’s Restaurants, Inc. a large publicly held restaurant chain operating Big Boy, Golden Corral, Roy Rogers Restaurants and several large hotels. Mr. Heineman was responsible for attaining results in the areas of Employment, Training, Benefits, Loss Prevention and Government Compliance. Mr. Heineman was employed with Frisch’s for 23 years.

Donald Quarterman, Jr. Mr. Quarterman joined us as President, Chief Operating Officer and director December 4, 2002. Mr. Quarterman brings with him over 7 years of staffing industry experience in venture capital, mergers and acquisitions, and strategic consulting. Mr. Quarterman is a Managing Partner and co-founder of Pinnacle Corporate Services, LLC, a business consulting firm that works with emerging growth companies in the areas of business and strategic planning, business development strategies, and executive and director recruitment, since August 2001. From 1997 to 2000, Mr. Quarterman was Director of Operations for Catalyst Ventures, an Investment Banking firm located in Tampa, Florida. From 1993 to 1997, Mr. Quarterman was a Vice President at Geneva Corporate Finance, one of the largest middle-market merger and acquisition firms in the United States. Mr. Quarterman earned an MBA degree, with a concentration in Finance and Entrepreneurship, from the University of South Florida. Mr. Quarterman resigned as an officer of the Company on September 22, 2004. He remains with the Company as a Director.

William A. Brown. Mr. Brown joined Resolve Staffing, Inc as Vice-President and director on December 4, 2002. From October 2001 to April 2002, Mr. Brown was President of Integra Staffing, Inc., our predecessor company, and prior to that as an investor. After the acquisition of Integra Staffing, Inc. by the Company, Mr. Brown continued to be involved as an investor and major shareholder. Mr. Brown is founder and President of J. B. Carrie Properties, Inc., a real estate management and development company which was organized in 1988. Mr. Brown is also involved in the senior assisted living business managing 3 facilities in the state of Florida. Mr. Brown graduated from Florida State University with a degree in Sociology. Mr. Brown resigned as an officer of the Company on September 22, 2004. He remains as a Director.

William Walton. Mr. Walton joined the Company Staffing as a member of the Board of Directors after the acquisition of ELS Inc.’s staffing offices in February of 2005. Mr. Walton is a partner of ELS Human Resource Solutions. Mr. Walton entered the staffing industry in the mid 1980s and eventually purchased a Snelling Personnel franchise in 1989. In 1991, he joined ELS Inc. and helped to grow it into a company generating in excess of $200 million in total receipts. Mr. Walton brings a diverse experience base to the Company and is expected to play a key role as the Company strives to become a Total Human Resource Outsourcing Company.

Steve Ludders. Mr. Ludders was promoted to Chief Operating Officer and Executive Vice-President on January 4, 2006. Mr. Ludders was Regional Director and in charge of business development since joining the Company. Prior to joining the Company, Mr. Ludders' was a former vice-president of Strategic Planning with Interim Personnel, a $2 billion public staffing firm, for over five years. Mr. Ludders is an MBA Thunderbird Graduate.

Page - 22

Scott Horne. Mr. Horne became Chief Financial Officer and Executive Vice-President on January 4, 2006. Mr. Horne was in charge of accounting since joining the Company. Mr. Horne has extensive experience in finance and accounting for Human Resource Outsourcing companies, including being chief financial officer of ELS Inc., a national PEO, for over five years. Mr. Horne graduated from Xavier University with an MBA in Finance. Mr. Scott Horne resigned as Chief Financial Officer of the Company Staffing, Inc. by letter dated May 17, 2007. Mr. Horne will remain with the Company as VP of Franchise Development.

Steve Roux. Mr. Roux is Chief Operating Officer and Executive Vice President of Resolve Staffing's PEO subsidiary companies. He has extensive background in the PEO industry with over 10 years of experience in executive positions.

Tom Lawry. Mr. Lawry became Controller and Treasurer on January 4, 2006. Mr. Lawry has extensive accounting experience in the staffing and PEO markets, spending over five years with ELS, Inc.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following Summary Compensation Table sets forth certain information regarding the compensation of our officers as of December 31, 2006.

Summary Compensation Table

		Annual Compensation		Long Term Compensation Awards
	Year	Salary	Bonus	Securities Underlying Options	All Other Compensation	Total Compensation

Ronald Heineman, CEO	2004	-	-	-	-	-
	2005	-	-	-	-	-
	2006	41,383	-	-	-	41,383

Steve Ludders, COO	2004	-	-	-	-	-
	2005	-	-	-	70,200	70,200
	2006	123,846	18,846	-	-	142,692

Scott Horne, CFO	2004	-	-	-	-	-
	2005	-	-	-	43,200	43,200
	2006	36,923	-	-	-	36,923

Tom Lawry, Controller	2004	-	-	-	-	-
	2005	-	-	-	-	-
	2006	21,154	-	-	-	21,154

Steve Roux	2004	-	-	-	-	-
	2005	-	-	-	-	-
	2006	37,692	-	-	-	37,692

Option Grants During Last Fiscal Year

No options, warrants or similar rights to purchase our Common Stock have been granted to any officers or directors.

Employment Agreements

On October 1, 2006, we entered into an executive employment agreement with Ronald E. Heineman pursuant to which Mr. Heineman was employed as our chief executive officer. The agreement has an initial term of five years, and will be

Page - 23

automatically renewed for additional five year terms unless either the company or Mr. Heineman provides written notice of an intent not to renew. Under the agreement, Mr. Heineman is entitled to receive; (1) a base salary of $12,535 per month, subject to annual increases as determined by the Board of Directors; and (2) annual bonus based on the achievement of specific goals as determined by the Board of Directors. We will pay severance to Mr. Heineman if his employment is terminated by us without cause or by Mr. Heineman for cause. The severance payment is equal to: (1) his then-current base salary per month for a period of three years; (2) all unused vacation accrued as of the termination date; (3) if Mr. Heineman makes timely election of COBRA continuation coverage, the full premium on his behalf; and (4) up to $30,000 in outplacement fees as selected by Mr. Heineman up through a specified date. In the event of a change in control, as defined, Mr. Heineman may elect for a five year extension of the then current Employment Agreement or a payment as defined in the Employment Agreement and agreed to by the Company and Mr. Heineman. During 2007, the term of this agreement was extended to a seven year term.

On October 1, 2006, we entered into an executive employment agreement with Scott D. Horne pursuant to which Mr. Horne was employed as our executive vice president and chief financial officer. The agreement has an initial term of three years, and will be automatically renewed for additional three year terms unless either the company or Mr. Horne provides written notice of an intent not to renew. Under the agreement, Mr. Horne is entitled to receive; (1) a base salary of $12,100 per month, subject to annual increases as determined by the company’s CEO; and (2) annual bonus based on the achievement of specific goals as determined by the company’s CEO. We will pay severance to Mr. Horne if his employment is terminated by us without cause. The severance payment is equal to: (1) his then-current base salary per month for a period of one year; (2) all unused vacation accrued as of the termination date; (3) if Mr. Horne makes timely election of COBRA continuation coverage, the full premium on his behalf; and (4) up to $20,000 in outplacement fees as selected by Mr. Horne up through a specified date. The severance amounts payable for termination without cause will be paid upon the execution and delivery of a complete release of all employment related claims Mr. Horne may then have against the company. In the event of a change in control, as defined, Mr. Horne may elect for a two year extension of the then current Employment Agreement or payment of Mr. Horne’s salary and benefits, as defined, for a period of two years. Subsequent to the period covered by this report, Mr. Horne resigned in his capacity as chief financial officer of the Company and his executive employment agreement is no longer in force, effective May 17, 2007. Mr. Horne has remained employed by the Company in his current capacity of executive vice-president of franchise development.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of November 13, 2007, there were 19,428,511 shares of common stock, par value $.0001 outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of November 13, 2007:

•	all directors
•	each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding common stock
•	each executive officer named in the Summary Compensation Table

•	all directors and executive officers as a group

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

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Ronald Heineman (1) c/o Resolve Staffing, Inc. 3235 Omni Drive Cincinnati, OH 45245	8,194,215	41.38%
Common Stock	Scott Horne c/o Resolve Staffing, Inc. 3235 Omni Drive Cincinnati, OH 45245	310,000	1.60%
Common Stock	Steve Ludders c/o Resolve Staffing, Inc. 3235 Omni Drive Cincinnati, OH 45245	50,000	0.26%
Common Stock	Bill Brown (2) c/o Resolve Staffing, Inc. 3235 Omni Drive Cincinnati, OH 45245	2,377,639	12.24%
Common Stock	Bill Walton c/o Resolve Staffing, Inc. 3235 Omni Drive Cincinnati, OH 45245	4,025,000	20.72%
Common Stock	Steve Roux c/o Resolve Staffing, Inc. 3235 Omni Drive Cincinnati, OH 45245	310,000	1.60%
Common Stock	Don Quarterman c/o Resolve Staffing, Inc. 3235 Omni Drive Cincinnati, OH 45245	0	0.00%
Common Stock	Tom Lawry c/o Resolve Staffing, Inc. 3235 Omni Drive Cincinnati, OH 45245	0	0.00%

Common Stock	All Officers and Directors as a Group	15,266,854	77.00%

(1) Includes 400,000 shares pledged to Ron Heineman to secure a line of credit.

(2) Includes 2,106,921 shares owned by the William A. Brown Family Trust, of which Mr. Brown is trustee, 400 shares owned by his wife, Christina Brown and 270,318 shares owned by Work Holdings LLC, of which Mr. Brown is the majority owner.

STOCK OPTION AND INCENTIVE PLANS

During the year ended December 31, 2001, the Company adopted a 2001 Equity Incentive Plan ("Incentive Plan") for the benefit of key employees (including officers and employee directors) and consultants of the Company and its affiliates. The Incentive Plan is intended to provide those persons who have substantial responsibility for the management and growth of the Company with additional incentives and an opportunity to obtain or increase their proprietary interest in the Company, encouraging them to continue in the employ of the Company.

On May 28, 2002, the Company’s 2001 Stock Incentive Plan was amended to restore the number of shares which may be issued under the plan to 600,000 and to permit the issuance of unrestricted shares. No shares have been issued under this plan.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than 10 percent shareholders are required by the rules and regulations of the Commission to furnish to us copies of all Section 16(a) forms they file.

To management’s knowledge, based solely on review of the copies of these reports furnished and representations that no other reports were required, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than 10 percent beneficial owners were in compliance. The Company is aware that Steve Ludders, our Chief Operating Officer, was delayed in filing a Form 4 following his sale of 10,000 shares on February 16, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

 Note Payable

On December 8, 2003, ELS Inc. entered into a non-interest bearing short-term credit agreement with the Company that provides for borrowings up to $200,000. At that time Ronald Heineman was the Chief Executive Officer and director of both companies. The underlying promissory note is secured by 400,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. Balances due under the credit agreement were originally due May 8, 2004.

During March 2006, the agreement was amended to allow unlimited maximum borrowings with a maturity date of March 31, 2007. The note bears interest at 3 percent per annum and is payable monthly. As of December 31, 2006 amounts owed were eliminated on consolidation. As of December 31, 2005 $5,873,936 was outstanding under this note.

Loan Guarantees

The lines of credit described in Note G are secured by substantially all assets of the Company and guaranteed by Ron Heineman, with second mortgage guarantees by Restaurant Management Group, LLC and W.H. 2, LLC (“WH2”). Prior to the

Page - 24

Combination, the lines of credit with ELS Inc. were also guaranteed by the Company. The Company has two lines of credit providing for maximum borrowings of $17,150,000 and $12,000,000 with a bank that were guaranteed by ELS Inc. Borrowings under the Company’s lines of credit were $11,735,029 and $2,906,471, respectively, at December 31, 2006, and $3,341,927and $-, respectively at December 31, 2005.

Related Party Lease

The Company leases its Cincinnati facility from WH2, a limited liability company owned by stockholders of the company under an operating lease expiring during September 30, 2011. Rent expense under this lease was $21,600, $- and $-, for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum annual rentals under this operating lease are presented in Note H.

Management Fees

Company personnel perform various management functions on behalf of the above mentioned related parties and other limited liability companies either wholly or partially owned by certain stockholders of the Company. Certain administrative costs are allocated to related parties under common management at the discretion of management. The Company was allocated $55,269, $264,566 and $331,532 of administrative costs for the years ended December 31, 2006, 2005 and 2004, respectively. Fees are no longer allocated due to the Combination that took place on October 1, 2006.

Advances Receivable

Advances receivable from related parties at December 31, 2006 and 2005 were $681,237 and $-, respectively.

During the year ended December 31, 2002, the Company borrowed $67,000 from William A. Brown, executive vice-president and major shareholder of the Company. As of December 31, 2006 and 2005, the balance of the Note was $91,500. The debt is evidenced by a promissory note due on March 31, 2004, with interest at the rate of 5% per annum payable quarterly in arrears. The note has been verbally extended on a month-to-month basis.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following are the fees billed us by our auditors, PKF, Certified Public Accountants, A Professional Corporation, (PKF) respectively, for services rendered thereby during 2006, 2005 and 2004:

	2006	2005	2004

Audit Fees	176,136	76,570	29,876
All Other Fees	9,206	-	-

The fees billed by PKF represent those fees billed to the Company during each period presented.

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

Page - 25

All Other Fees consist of the aggregate fees billed for products and services provided by PKF not otherwise included in Audit Fees, Audit Related Fees or Tax Fees. Included in such Other Fees were fees for services rendered by PKF in connection with our private offering conducted during such periods.

Our Board of Directors has considered whether the provision of the non-audit services described above is compatible with maintaining PKF's independence and determined that such services are appropriate.

Before the auditors are engaged to provide us audit or non-audit services, such engagement is (without exception, required to be) approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibits are listed in the Exhibit Index that follows the signature page of this report.

Financial Statements and Schedules

The Financial Statements, together with the reports thereon of our auditors are included on the pages indicated below

Page - 26

Page - 27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resolve Staffing, Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Resolve Staffing, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity (deficit), cash flows and financial statement schedule for the years ended December 31, 2006, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Resolve Staffing, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations, cash flows and the financial statement schedule for the years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
November 13, 2007	PKF
San Diego, California	Certified Public Accountants
A Professional Corporation

Page F - 1

 RESOLVE STAFFING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

ASSETS	2006	2005
Current assets:
Cash	$ -	$ -
Accounts receivable - trade, net	18,155,656	6,638,782
Prepaid expenses	1,158,640	330,368
Worker’s compensation insurance refunds receivable	147,350	-
Total current assets	19,461,646	6,969,150

Property and equipment, net	1,343,773	601,261

Advances and notes receivable - related parties	681,237	-

Other assets:
Worker’s compensation insurance deposits	1,319,931	-
Other assets	393,456	-
Goodwill	29,724,511	6,695,579
Covenants not to compete	432,632	231,083
Total other assets	31,870,530	6,926,662

Total assets	$ 53,357,186	$ 14,497,073

Current liabilities:
Bank overdraft	$ 1,255,405	$ 205,551
Accounts payable and accrued liabilities	7,253,878	1,011,903
Accounts payables - related parties	-	825,921
Accrued salaries and payroll taxes	6,323,928	639,474
Accrued workers' compensation insurance	2,239,400	-
Lines of credit	15,702,621	91,927
Notes payable	6,604,003	1,757,319
Notes payable - related parties	91,500	91,500
Workers' compensation insurance policy reserves	1,636,313	-
Total current liabilities	41,107,048	4,623,595

Long term liabilities:
Notes payable - related parties	-	5,873,936
Line of credit and notes payable, less current portion	9,660,709	4,209,762
Total long term liabilities	9,660,709	10,083,698

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 50,000,000 shares authorized, issued and outstanding 2006: 18,642,740 shares; 2005: 15,219,101 shares	1,864	1,522
Paid-in capital	6,408,581	1,187,475
Accumulated deficit	(3,821,016)	(1,399,217)
Total stockholders’ equity (deficit)	2,589,429	(210,220)

Total liabilities and stockholders’ equity (deficit)	$ 53,357,186	$ 14,497,073
See accompanying notes to consolidated financial statements.

Page F - 2

RESOLVE STAFFING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Revenues	$ 152,304,237	$ 31,138,212	$ 4,284,006

Cost of revenues	134,038,039	25,356,038	3,567,164

Gross profit	18,266,198	5,782,174	716,842

Operating expenses	19,297,192	6,004,356	759,586

Loss from operations	(1,030,994)	(222,182)	(42,744)

Interest expense	(1,390,805)	(266,140)	(13,160)

Loss before taxes	(2,421,799)	(488,322)	(55,904)

Provision for (benefit from) income taxes	-	-	-

Net loss	$ (2,421,799)	$ (488,322)	$ (55,904)

Basic and diluted loss per share	$ (0.16)	$ (0.03)	$ (0.00)

Weighted average number of shares used in loss per share computation:
Basic and diluted	15,016,545	14,540,838	13,000,000

See accompanying notes to consolidated financial statements.

Page F - 3

RESOLVE STAFFING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 , 2005 AND 2004

	Common Shares	Stock Amount	Paid in Capital	Accumulated Deficit	Total
Balance at December 31, 2003	13,000,000	$1,300	$989,698	$(854,991)	$136,007
Net Loss				(55,904)	(55,904)

Balance at December 31, 2004	13,000,000	$1,300	$989,698	$(910,895)	80,103

Issuance of common stock for acquisitions	1,639,101	164	139,835	-	139,999
Issuance of common stock for services	580,000	58	57,942	-	58,000
Net loss	-	-	-	(488,322)	(488,322)
Balance at December 31, 2005	15,219,101	1,522	1,187,475	(1,399,217)	(210,220)

Options granted shares subscribed with note payable	4,000,000		6,000,000	(6,000,000)	-
Stock compensation expense			119,749		119,749
Shares purchased		400	(400)		-
Shares cancelled	(3,466,667)	(347)	347		-
Note receivable cancelled			(5,200,000)	5,200,000	-
Note receivable paid (offsets note payable to ELS Inc.)				800,000	800,000
Contingent shares issued for acquisition of subsidiary	100,000	10	199,990	-	200,000
Warrants exercised	3,621	-	-	-	-
Issuance of common stock for services	300,000	30	(30)	-	-
Issuance of common stock	1,000,000	100	1,499,900	-	1,500,000
ELS Inc. acquisition	1,486,685	149	2,601,550	-	2,601,699
Net loss				(2,421,799)	(2,421,799)
Balance at December 31, 2006	18,642,740	$ 1,864	$ 6,408,581	$ (3,821,016)	$ 2,589,429

See accompanying notes to consolidated financial statements.

Page F - 4

RESOLVE STAFFING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Cash Flows From Operating Activities:
Net loss	$ (2,421,799)	$ (488,322)	$ (55,904)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Stock-based compensation	-	58,000	-
Depreciation	311,918	71,586	10,120
Change in allowance for doubtful accounts	365,442	78,022	-
Amortization of non-compete agreements	578,796	106,917	-
Changes in operating assets and liabilities:
Accounts receivable-trade	(9,689,435)	(5,404,372)	(830,296)
Worker’s compensation insurance policy refunds	(147,350)	-	-
Prepaid and other assets	(601,682)	269,854	(239,322)
Worker’s compensation insurance policy deposit	(1,319,931)	-	-
Accounts payable and accrued liabilities	2,494,918	547,078	265,307
Payables to related parties	(825,921)	825,921	-
Accrued salaries and payroll taxes	3,162,238	244,206	58,081
Worker’s compensation insurance	2,239,400	-	-
Worker’s compensation insurance policy reserves	1,636,313	-	-

Net cash flows used in operating activities	(4,217,093)	(3,691,110)	(792,014)

Cash Flows From Investing Activities:
Purchases of property and equipment	(351,286)	(172,517)	-
Goodwill on non-compete agreements	(85,244)	-	-
Loans to related parties	(374,162)	-	-
Acquisition of net assets of subsidiaries	(2,790,820)	(1,941,480)	-
Net cash flows used in investing activities	(3,601,512)	(2,113,997)	-

Cash Flows From Financing Activities:
Bank overdraft	(926,244)	167,680	21,734
Net borrowings on lines of credit	9,958,244	(400,000)	400,000
Proceeds from notes payable	351,910	3,914,919	519,177
Paydowns on notes payable	(4,800,257)	(1,164,107)	-
Borrowings from related parties	5,821,571	6,713,463	-
Additional paid in capital	2,419,749	-	-
Paydowns on related party debt	(5,006,368)	(3,502,204)	(73,541)

Net cash provided by financing activities	7,818,605	5,729,751	867,370

Net Increase (decrease) in Cash	-	(75,356)	75,356

Cash, Beginning of the Year	-	75,356	-

Cash, End of the Year	$ -	$ -	$ 75,356

See accompanying notes to consolidated financial statements.

Page F - 5

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

             Through the acquisition of the companies known as Employee Leasing Services, Inc. (“ELS Inc.”), the Company is also a professional employer organization (“PEO”) providing a variety of personnel management services, including human resources, payroll, employer payroll taxes and benefits administration as well as health and workers’ compensation insurance programs. Services are provided to a diversified group of customers throughout the United States. As of December 31, 2006, the Company served approximately 560 clients located in 43 states with approximately 10,000 active PEO client employees and approximately 4,000 temporary staffing employees.

Approximately 55% of PEO revenues are derived from clients within the state of Ohio. The Company’s PEO operations are headquartered in Cincinnati, Ohio with its main processing center located in Shelby Township, Michigan.

On February 7, 2005, Resolve Staffing, Inc., entered into an equity purchase agreement (“Agreement”), to purchase ELS Personnel Services (“ELS”) (the “Reverse Combination”) from Employee Leasing Services, Inc., (“ELS Inc.”), a privately-held company located in Cincinnati, Ohio. The Company’s Chief Executive Officer and director, Ronald Heineman, is a principal shareholder, officer and director of ELS. Pursuant to the equity purchase agreement, Resolve acquired the ownership interest in the group of companies which comprised ELS Personnel Services, (ELS Personnel Services, LLC, Five Star Staffing, Inc., Five Star Staffing (NY), Inc., and American Staffing Resources, Ltd.) comprising a total of 10 temporary employee staffing locations. See Basis of Presentation section in the notes to the financial statements for discussion of accounting treatment of the acquisition of ELS.

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

In connection with the Reverse Combination on February 7, 2005, ELS was deemed to be the acquiring company for accounting purposes and the Reverse Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. The acquisition of the ELS entities was treated as a reverse acquisition for financial accounting purposes and therefore the accompanying comparative financial information is that of ELS rather than the historical financial statements of Resolve Staffing, Inc. In conjunction with this transaction, the group of companies known as ELS Personnel Services, which were legally acquired by Resolve Staffing, Inc., changed its name to Resolve Staffing, Inc.

On October 1, 2006, Resolve Staffing, Inc., entered into an equity purchase agreement (“Agreement”), to purchase Employee Leasing Services, Inc. (the “Combination”), a privately-held group of companies located in Cincinnati, Ohio. The Company’s Chief Executive Officer and Director, Ronald Heineman, is a principal shareholder, officer and director of ELS Inc. Pursuant to the equity purchase agreement, Resolve acquired the ownership interest in the group of companies which comprised ELS Inc.

In connection with the Combination on October 1, 2006, Resolve was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as an acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. The financial information for 2006, 2005 and 2004 includes the consolidated balances as of December 31, 2006 and 2005 and the consolidated results of operations of the individual entities which comprise Resolve for the years ended December 31, 2006, 2005 and 2004. The consolidated results of operations for the acquired entities include the activities of each entity from the date of acquisition to the end of the period.

Page F - 6

Principles of Consolidation

The consolidated financial statements for 2006, 2005 and 2004 include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in preparing the accompanying consolidated financial statements.

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

The Company plans to continue to grow the business through the acquisition of private companies in the staffing industry that would provide types of staffing and/or related services with which it’s familiar. The Company may seek private staffing companies for acquisitions or strategic alliances both in and out of its current markets. By acquiring existing staffing companies the Company believes it will enable it to:

•	recruit well-trained, high-quality professionals;
•	expand its service offerings;
•	gain additional industry expertise;
•	broaden its client base; and
•	expand its geographic presence.

On various dates during 2006 and 2005, Resolve Staffing, Inc., entered into purchase agreements (“Agreements”), to acquire all of the assets and/or ownership of various separate privately-held entities owned and operated by unrelated parties located throughout the United States. Pursuant to the acquisition agreements, Resolve acquired a total of 62 temporary employee staffing locations from the newly acquired entities.

Acquisition of Entity from Related Party

In connection with the Combination on October 1, 2006, described above, Resolve was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as an acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. In conjunction with this transaction, Resolve issued 1,486,685 shares of restricted common stock valued at $2,601,699 (See Note M) and a note payable in the amount of $11,977,641 (originally $18,641,498, See Notes C, G and N) in exchange for 100% of the ownership of ELS Inc. In accordance with the accounting for an acquisition the fair value of the assets and liabilities assumed, on the date of acquisition were deemed to be those of ELS Inc. (the acquired entity) and were as follows:

Accounts Receivable	$ 465,423
Prepaid and Other Assets	181,560
Property and Equipment	454,123
Goodwill	14,898,181
Related Party Receivable	6,996,214
Deposits and Other Assets	389,996
Accounts Payable and Accrued Liabilities	(5,761,842)
Bank overdraft	(1,894,315)
Notes Payable	(1,150,000)
Total	$ 14,579,340

Acquisition of Entities from Related Parties

In connection with the Reverse Combination on February 7, 2005, described in the Basis of Presentation section of the notes to consolidated financial statements, ELS was deemed to be the acquiring company for accounting purposes and the Reverse Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. In conjunction with this transaction, Resolve issued 13,000,000 shares of restricted common stock valued at $130,000, a note payable in the amount of $1,500,000, and paid cash of $17,125, in exchange for 100% of the ownership interest in 4 entities with 10 staffing locations. The fair value of the assets and liabilities assumed, on the date of acquisition were as follows:

Accounts receivable	$ 30,457
Prepaid and other assets	56,378
Property and equipment	15,280
Goodwill	2,035,679
Accounts payable and accrued liabilities	(71,425)

Notes payable	(419,244)

$ 1,647,125

Acquisition of Entities from Unrelated Parties

During 2006 and 2005, Resolve Staffing, Inc., entered into purchase agreements (“Agreements”), to acquire all of the assets and/or ownership of various privately-held entities owned and operated by unrelated parties. Pursuant to the acquisition agreements, Resolve acquired the temporary employee staffing locations from the newly acquired entities.

Resolve agreed a total purchase price for the acquisition of the entities from unrelated parties of $8,941,355, $6,030,000 and $-, for the years ended December 31, 2006, 2005 and 2004, respectively. The Company paid cash, issued notes payable, issued common stock and accrued contingent expenses in exchange for the assets acquired and liabilities assumed of the above acquired entities as described below. The following table summarizes the estimated fair value of the net assets acquired on the date of acquisition:

	2006	2005
Cash	$ 415,585	$ -
Accounts Receivable	1,727,458	227,455
Prepaid and Other Assets	48,490	77,376
Property and Equipment	249,021	335,095
Goodwill	8,130,751	4,029,083
Non-compete Agreements	695,101	338,000
Accounts Payable and Accrued Liabilities	(589,214)	(355,607)
Line of credit	(1,252,450)	-
Notes Payable	(6,018,337)	(231,521)
Net Assets Acquired:	$ 3,406,405	$ 4,419,881

The financial results of these acquired entities are included in the consolidated financial statements from the date of acquisition.

Page F - 7

In conjunction with the previous purchase agreements described in Note J, the Company capitalized $381,684 and $167,923 in goodwill during 2006 and 2005, respectively.

In conjunction with the acquisitions from all unrelated parties during 2006 and 2005, approximately $23,029,000 and $6,056,000, respectively, has been assigned to goodwill. All of the goodwill is expected to be deductible for tax purposes.

Basis of Presentation

Because the owners of ELS held approximately 90% of the Company’s outstanding common stock after the Reverse Combination, as well as the Company’s analysis of the other criteria used for determining which entity is the accounting acquirer under SFAS No. 141, ELS is deemed to be the acquiring company for accounting purposes and the Combination has been accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. The audited financial statements of Resolve for the year ended December 31, 2004 are included in the Resolve Staffing, Inc. Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2005. The audited financial statements of ELS for the two years ended December 31, 2003 and 2004 or such time as the entity was under the control of ELS, Inc. through December 31, 2004 have been included in the Resolve Staffing, Inc. amended report on Form 8-K pertaining to this acquisition which was filed in December, 2005. In accordance with the accounting treatment described above, the historical financial statements prior to the Reverse Combination reflect those of ELS. In conjunction with this transaction, the group of companies known as ELS Personnel Services, which were legally acquired by Resolve Staffing, Inc., changed its name to Resolve Staffing, Inc. The financial information for 2004 includes the combined balances and combined results of operations of the individual entities which comprise ELS. The combined results of operations for the acquired entities include the activities of each entity from the date of acquisition to December 31, 2004.

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

Page F - 8

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

Resolve's trade accounts receivable result from the sale of its services to customers, and customers consist primarily of private companies. Resolve uses the allowance method to account for uncollectible accounts. Bad debt expense for the years ended December 31, 2006 and 2005 was $819,656 and $88,483, respectively. The Company’s policy for determining when receivables are past due is 31 days after original invoice date. The Company’s policy for charging off uncollectible accounts receivable requires approval of the Chief Financial Officer, after reviewing Corporate Credit recommendation in consultation with the specific branch involved, determining that the debt has little, if any chance, of being collected. An allowance for doubtful accounts in the amounts of $472,428, $96,986 and $10,700 was recorded at December 31, 2006, 2005 and 2004, respectively.

Concentration of Credit Risk

Financial instruments, which potentially expose Resolve to concentrations of credit risk consist principally of trade accounts receivable.

Resolve's trade accounts receivable result from the sale of its services to customers, and customers consist primarily of private companies. In order to minimize the risk of loss from these private companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. As of December 31, 2006, no customer accounted for 10% or more of gross accounts receivable and no customer accounted for 10% or more of the net revenues for the year ended December 31, 2006. As of December 31, 2005, no customers accounted for 10% or more of gross accounts receivable and no customers accounted for 10% or more of the net revenues for the year ended December 31, 2005.

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

Financial Instruments

Resolve estimates that the fair value of all financial instruments at December 31, 2006 and 2005 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheets.

Liquidity and Management’s Plans

As reflected in the accompanying consolidated financial statements, the Company has a net working capital deficit of $21,645,402 and stockholder’s equity of $2,589,429, as of December 31, 2006. During 2006, the Company incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

For the year ended December 31, 2006 the Company incurred a net loss of $2,421,799. Of this loss, $1,256,156 did not represent the use of cash. Non-cash expenditures consisted of depreciation of $311,918, increase in allowance for doubtful

Page F - 9

accounts of $365,442, and amortization of non compete agreements of $578,796. Changes in accounts receivable, prepaid and other assets, along with increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $4,217,093. Additionally the Company used $3,601,512 to purchase computer equipment, software and office equipment and the acquisition of subsidiaries during 2006.

Management has successfully obtained additional financial resources, which the Company believes will support operations. These financial resources include financing from both related and non-related third parties, are discussed in the accompanying footnotes to the financial statements. Our senior debt forbearance agreement expires as of December 31, 2007 and our senior lender has indicated that it would prefer that the Company refinance the debt with alternate financing in order for the current senior lender to exit. If our existing senior lender does not refinance our senior debt and a new lender cannot be found or a new forbearance agreement negotiated with the current lender that would include terms acceptable to the Company, it would have a material adverse effect on our financial condition. There can be no assurance that management will be successful in continuing operations without additional financing efforts. The consolidated financial statements do not reflect any adjustments that may arise as a result of this uncertainty.

Property and Equipment

Property and equipment are stated at cost. The cost of significant additions and betterments is capitalized; maintenance and repairs are charged to expense as incurred. Depreciation is provided on property and equipment using both straight-line and accelerated methods over the estimated useful lives of the respective assets as follows:

Office equipment 5 - 7 years
Computer hardware and software 3 - 5 years
Leasehold improvements - lesser of estimated life or term of leases
Vehicles 3 years

When property and equipment are retired or otherwise disposed, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in the statement of income for the period.

Advertising Costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Resolve did not have direct-response advertising costs during the years ended December 31, 2006, 2005 and 2004. Total advertising costs for the years ended December 31, 2006, 2005 and 2004 were $882,641, $311,376 and $24,533, respectively.

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

Loss Per Share

Net loss per share is computed based upon the weighted average number of outstanding shares of the Company’s common stock for each period presented. The weighted average number of shares for 2006, 2005 and 2004 excludes 2,843,820, 851,320 and 851,320 common stock equivalents, respectively, representing warrants, since the effect of including them would be anti-dilutive.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or

Page F - 10

subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. The Company adopted SFAS 155 on January 1, 2007 which does not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". The provisions of FIN 48 are effective for the Company’s fiscal year beginning January 1, 2007. The Company believes that the adoption will not have a material effect on the its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS 157 in the first quarter of 2008. The Company’s management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006, or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than including the adjustment in the current year statement of operations. Upon completing its evaluation of the requirements of SAB No. 108, the Company determined it did not affect its consolidated financial statements.

Reportable Segments

As of the date of Combination, the Company operates in two reportable segments under Statement of Financial Accounting Standards Board (FASB) Statement No. 131, “Disclosure about Segments of Enterprise and Related Information.”

Presented below is the reconciliation of segment information to the consolidated statement of operations for 2006. Prior to 2006 the Company operated in one segment.

	Total	Staffing	PEO
Revenue	$ 152,304,237	$ 139,821,391	$ 12,482,846
Cost of revenues	134,038,039	122,503,186	11,534,853
Gross profit	18,266,198	17,318,205	947,993
Operating expenses	19,297,192	17,485,357	1,811,835
Loss from operations	(1,030,994)	(167,152)	(863,842)
Interest expense	(1,390,805)	(1,311,683)	(79,122)
Net loss	$ (2,421,799)	$ (1,478,835)	$ (942,964)

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

Page F - 11

Goodwill

As discussed in Note E, the Company has acquired businesses from related and un-related parties since 2005. The acquisitions were accounted for using the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations. The cost in excess of net assets purchased was recorded as an asset (entitled “Goodwill”). The Company does not amortize the goodwill balance, but reviews annually (or more frequently if impairment indicators arise) for impairment under a two-step impairment test in accordance with FASB Statement No. 142, Accounting for Goodwill and Other Intangible Assets. The first step is to compare the carrying amount of the reporting unit’s assets to the fair value of the reporting unit. If the carrying amount exceeds the fair value, then the second step is required to be completed, which involves the fair value of the reporting unit being allocated to each asset and liability with the excess being implied goodwill. The impairment loss is the amount by which the recorded goodwill exceeds the implied goodwill. No impairment loss was recognized for the years ended December 31, 2006, 2005 and 2004.

Health Benefits

Claims incurred under health benefit plans are expensed as incurred according to the terms of the contract. Liability reserves are established for the benefit claims reported but not yet paid and claims that have been incurred but not yet reported.

NOTE B - PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2006 and 2005 is summarized as follows:

	2006	2005

Office equipment	$ 746,832	$383,677
Computer hardware and software	872,230	431,632
Leasehold improvements	260,307	50,887
Vehicles	8,139	-
Total property and equipment	1,887,508	866,196
Less, accumulated depreciation	(543,735)	(264,935)
Net property and equipment	$ 1,343,773	$ 601,261

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $311,918, $71,586 and $10,120, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

Note Receivable

On December 8, 2003, ELS Inc. entered into a non-interest bearing short-term credit agreement with Resolve Staffing, Inc. that provides for borrowings up to $200,000. At that time Ronald Heineman was the Chief Executive Officer and Director of both companies. The underlying promissory note is secured by 400,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. Balances due under the credit agreement were originally due May 8, 2004.

During March 2006, the agreement was amended to allow unlimited maximum borrowings with a maturity date of March 31, 2007. The note bears interest at 3 percent per annum and is payable monthly. As of December 31, 2006 amounts owed were eliminated in consolidation. As of December 31, 2005 $5,873,936 was outstanding under this note. At December 31, 2006 this note is eliminated in consolidation.

Note payable to related party relates to borrowings of $91,500 from William Brown, a Director and Shareholder. The underlying note bears interest at 5% and was due on March 31, 2004. The Company has a verbal agreement to extend the maturity date on a month-to-month basis.

Page F - 12

Notes payable to related parties of $18,641,498 were issued in conjunction with the Combination. On May 1, 2007, the holders of these notes and the Company agreed to amend the original note and reduce the amounts by $6,663,857. The outstanding amount of the notes, after the reduction, as of December 31, 2006 is $10,280,343. See Notes A, G and N.

Related Party Lease

The Company leases its Cincinnati facility from W.H. 2, LLC (WH2), a limited liability company owned by stockholders of the Company under an operating lease expiring during September 2011. Future minimum annual rentals under this operating lease are presented in Note H.

Advances Receivable

Advances receivable from related parties as of December 31, 2006 and 2005 were $681,237 and $-, respectively.

NOTE D - WORKERS’ COMPENSATION INSURANCE

The Company maintains a high deductible insurance policy with respect to workers’ compensation coverage for its worksite employees who are not employed in the State of Ohio. The Company had provided a total of $1,636,313 at December 31, 2006, as the estimated liability for unsettled workers’ compensation claims. The Company did not accrue for estimated unsettled worker’s compensation claims at December 2005. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate, which includes, in part, an evaluation of information provided by the Company’s third-party administrators for workers’ compensation claims to estimate the total future costs of all claims, including potential future adverse loss development. Included in this claim liability are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claim related administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known. The Company believes that the difference between amounts recorded for its estimated liabilities and the possible range of costs to settle related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods may be material to the results of operations.

During 2006, the Company’s primary high deductible workers’ compensation insurance policy was provided by Providence Property and Casualty Insurance Company of Frisco, Texas. Under this policy, the Company’s deductible in most cases equals $500,000 per occurrence and covers most of its worksite employees who are not employed in the state of Ohio (except California which are not covered under the policy.) The Company regularly evaluates the financial capacity of its insurers to assess the recoverability of any potential insurance receivables.

NOTE E - INTANGIBLE ASSETS

The Company’s intangible assets are comprised of goodwill and covenants not to compete arising from acquisitions. Goodwill will be assessed for impairment annually by management. The Company’s covenants not to compete have contractual lives principally ranging from one to two years and are being amortized over the period of benefit.

Intangibles consist of the following at December 31:

	2006	2005

Covenants not to compete	$ 613,547	$ 338,000

Less amortization	(180,915)	(106,917)

	$ 432,632	$ 231,083

Goodwill	$ 29,724,511	$ 6,695,579

NOTE F - EMPLOYEE BENEFIT PLAN

Page F - 13

The Company and many of its clients’ employees participate in a multi-employer 401(k) retirement savings plan covering substantially all employees who have completed one year of service and are at least 21 years of age. Participants may defer up to 50% of their annual base compensation up to the limits prescribed by the Internal Revenue Code (IRC).

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

Total Company contributions and plan expenses paid by the Company were $36,896, $- and $-,, for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE G - LONG TERM DEBT AND LINES OF CREDIT

Notes payable and lines of credit as of December 31, 2006 and 2005 are as follows:

	2006	2005
Working capital line of credit to one bank, interest payable monthly at 7.75% per annum, maturing December 31, 2007, maximum of $12,000,000 in borrowings. Borrowings are not to exceed 80% of accounts receivable.	$11,735,029	$-
Over-line facility line of credit to one bank, interest payable monthly at 11.25% per annum, maturing December 31, 2007, maximum of $17,150,000.	2,906,471	3,341,927
Revolving line of credit with a financial institution that provides for maximum borrowings of $1,700,000 through November 2007. Borrowings are not to exceed 85% of accounts receivable. Interest accrues at 9.25% per annum.	986,956	-
Line of credit with a bank that provides for maximum borrowings of $100,000. Interest accrues at the bank's prime rate of 9.25% per annum. Maturity date is on demand.	74,165	-
Note payable to a bank, interest payable monthly at a rate of 6.6% per annum, maturing September 1, 2009.	303,746	398,100
Note payable to a financial institution, interest payable at annual percentage rate of 8.25% per annum. Monthly payments of $47,049 through July 2007.	351,910	-
Notes payable to two individuals for the Combination, interest payable at a rate of 5% per annum.. Note principal and interest payments are due the first day of each month through December 31, 2017; however, no interest shall be accrued until January 1, 2008. See notes A, C and N.	10,280,343	-
Note payable to individual for the stock purchase of Power Personnel. The note will be paid in monthly installments of $125,637 through October 2008. Interest is payable at 8.3% per annum.	2,555,931	-
Two notes payable to financial institutions due June 2007 and November 2007. Interest accruing between 3.5% and 9.25% per annum.	37,866	-
Note payable to ELS, Inc., accruing interest at 3% per annum, due March 2007. As of December 31, 2006 amounts owed were eliminated on consolidation	-	5,873,936
Notes payable to various individuals for the acquisition of various staffing entities during 2005 and 2006. Notes are due at varying dates through December 2007 with monthly payment amounts ranging from $5,833 to $34,891. These notes bear no interest and accordingly management has imputed interest at 7.25% per annum. Shown net of discount of $103,300.	2,734,916	2,278,981
Note payable to an individual accruing interest at 5% to 12% per annum, maturity date is being extended verbally on a month to month basis.	91,500	131,500
Total long term debt and lines of credit	32,058,833	12,024,444
Current portion of long term debt and lines of credit	(22,398,124)	(1,940,746)

Long term portion of long term debt and lines of credit	$ 9,660,709	$ 10,083,698

See Note C—Related Party Balances and Transactions, for information about the Credit Agreement with Ron Heineman.

Page F - 14

See Note C -- Related Party Balances and Transactions, for information about the Note Payable to William Brown.

Maturities of long term debt and lines of credit are as follows:

Year ending December 31,
2007	$22,398,124
2008	2,565,230
2009	1,251,248
2010	1,183,782
2011	1,183,782
Thereafter	3,476,667
Total	$32,058,833

NOTE H - OPERATING LEASES

The Company rents various office spaces for each of its locations across the United States, under lease terms ranging from month-to-month expiring September, 2011. Monthly payments due under these leases range from $210 to $4,970. The Company has the option to renew various leases under the same terms and conditions as the original leases and anticipates exercising certain of these options. The Company also leases various office and computer equipment under operating leases that require quarterly payments between $3,641 and $4,988 through March 2007. The Company also leases office space from a related party at $4,100 a month through July 2009. This lease was amended and renewed on October 1, 2006 to $10,800 a month through September 30, 2011.

Future minimum annual rentals under all operating lease agreements are as follows:

Year Ended December 31,	Total	Related Party	Other
2007	$ 1,035,826	$ 129,600	$ 906,226
2008	767,854	129,600	638,254
2009	518,270	129,600	388,670
2010	296,224	129,600	166,624
2011	118,969	108,000	10,969
	$ 2,737,143	$ 626,400	$ 2,110,743

Total rent expense for all operating leases was $1,041,195, $385,831 and $50,425 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE I - MAJOR VENDOR

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

NOTE J - COMMITMENTS AND CONTINGENCIES

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

Page F - 15

The Company maintains letters of credit of approximately $4,375,000 at December 31, 2006 to secure workers’ compensation policies in lieu of providing deposits. There were no draws on the letters of credit for the year ended December 31, 2006.

In accordance with the high deductible workers’ compensation policy, the Company is required to purchase $490,000 of the insurance company’s non-voting stock during the year ended December 31, 2007. There are no additional deposits to be made during the year ending December 31, 2007 as all deposits were made in 2006.

The Company is in receipt of a Determination and Assessment from the State of Michigan, Department of Labor & Economic Growth, Unemployment Insurance Agency seeking payment of amounts totaling $9,505,212. The Company and legal counsel believe that this assessment is baseless and without merit and intends to contest this assessment vigorously. As of December 31, 2006, no amount is accrued in the Company’s consolidated financial statements as the matter is deemed groundless and outside the authority of the Agency.

The Company has received notice letters from the State of Ohio sales tax auditors indicating their intention to make an assessment on employee leasing or co-employment sales. As of the date of filing of this amended report on Form 10-K/A/, we have been notified that the assessed amount of Ohio sales taxes is $52,711,436.50. The Company conducts its business through written contracts of at least one year, and claims exemption from the sales tax auditor’s position. The Company continues to work with the sales tax auditors to have this matter dismissed. As of December 31, 2006, no amount is accrued in the Company’s consolidated financial statements as the Company and legal counsel believe this assessment is groundless.

As of December 31, 2006 the Company is in receipt of a notice from the United States Department of Labor asserting various violations of ERISA relating to the ELS Inc. group health plan. The Company is attempting to address the alleged violations and does not believe this matter will have a material impact on the accompanying consolidated financial statements.

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

NOTE K - INCOME TAXES

At December 31, 2006, the Company had federal and state tax net operating loss carryforwards (“NOL”) of approximately $2,004,000. The federal and state tax loss carry forwards will begin to expire in 2025 and 2015, respectively, unless previously utilized.

Page F - 16

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

December 31,	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$ 779,400	$ 156,300
Allowance and Accruals	183,800	-
Bad Debt Allowance	11,400	-
Other	-	700
Gross deferred tax assets	974,600	157,000
Fixed Assets and Intangibles	(95,100)	-
	879,500
Valuation allowance	(879,500)	(157,000)
	$ -	$ -

Significant components of the provision for income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Current
Federal	$ -	$ -	$ -
State	-	-	-

Deferred
Federal	-	-	-
State	-	-	-

Income tax expense	$ -	$ -	$ -

Reconciliation of the statutory federal income tax benefit to the Company's effective tax benefit:

Years Ended December 31,	2006	2005	2004
Statutory U.S. federal rate	35.00%	34%	34%
State income taxes - net of federal benefit	3.03%	0%	0%
Permanent differences	-7.79%	6%	6%
True up of prior year tax provision	1.63%	0%	0%
Other	-0.92%	0%	0%
Change in valuation allowance	-30.95%	-40%	-40%
Provision for income taxes	0.00%	0.00%	0.00%

NOTE L - CASH FLOW SUPPLEMENTAL INFORMATION

Cash paid for interest during the years ended December 31, 2006, 2005 and 2004 amounted to $1,154,054, $238,454 and $13,160, respectively.

Non-cash investing and financing activities

Page F - 17

During 2006 the Company issued 300,000 shares of common stock for services related to the raising of funds. The shares were valued at approximately $410,000 and have been recorded as an increase and decrease in paid in capital (See Note M).

Acquisition of Entity from Related Party

In connection with the Combination on October 1, 2006, described in Note A, Resolve was deemed to be the acquiring company for accounting purposes and the Combination was accounted for as an acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. In conjunction with this transaction, Resolve issued 1,486,685 shares of restricted common stock valued at $2,601,699 (See Note M) and notes payable in the amount of $11,977,641 (originally $18,641,498, See Note C) in exchange for 100% of the ownership of ELS Inc. See Note A for the fair value of the assets and liabilities assumed on the date of acquisition.

In conjunction with the Reverse Combination on February 7, 2005, described in the basis of Presentation section of the notes to consolidated financial statements, ELS was deemed to be the acquiring company for accounting purposes and the Reverse Combination was accounted for as a reverse acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. In conjunction with this transaction, Resolve issued 13,000,000 shares of restricted common stock valued at $130,000 and a note payable in the amount of $1,500,000 in exchange for 100% of the ownership interest in 4 entities with 10 staffing locations. The fair value of the assets and liabilities assumed, on the date of acquisition were as follows:

Accounts receivable	$30,457
Prepaid and other assets	48,483
Property and equipment	15,280
Goodwill	2,026,496
Accounts payable and accrued liabilities	(71,472)
Notes payable	(419,244)
$1,630,000

Acquisition of Entities from Unrelated Parties

During 2006 and 2005, Resolve Staffing, Inc., entered into purchase agreements (“Agreements”), to acquire all of the assets and/or ownership of multiple privately-held entities owned and operated by unrelated parties. Pursuant to the acquisition agreements, Resolve acquired the temporary employee staffing locations from the newly acquired entities.

Resolve issued notes payable, issued common stock and accrued contingent expenses in the amount of $6,218,337 and $2,492,416, as of December 31, 2006 and 2005, respectively; in exchange for the assets and liabilities of the above staffing entities as described below. The following table summarizes the estimated fair value, of the assets acquired and liabilities assumed, on the date of acquisition:

	2006	2005
Accounts Receivable	$ 1,327,064	$ 135,252
Prepaid & Other Assets	48,490	21,815
Property & Equipment	20,000	104,489
Goodwill	6,664,447	2,659,971
Non-Compete Agreements	-	144,000
Accounts Payable & Accrued Liabilities	(589,214)	(355,608)
Line of credit	(1,252,450)	-
Notes Payable	(6,018,337)	(217,503)
Total Assets Acquired:	$ 200,000	$ 2,492,416

The Company had no non-cash investing or financing activities during 2004.

NOTE M - STOCKHOLDERS’ (DEFICIT) EQUITY

Page F - 18

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

On September 7, 2006 the Board of Directors agreed to issue 100,000 shares of common stock as compensation to the former owners of Truckers Plus, as called for in the purchase agreement.

On October 1, 2006, as part of the consideration, Resolve issued shares of its common stock to the selling shareholders of ELS Inc. Additionally, Resolve agreed to issue notes payable totaling approximately $12 million (originally $18.6 million, See Note C) and pay certain other settlement amounts described in the ELS Inc. purchase agreement.

In accordance with acquisition accounting, the shares of common stock issued by Resolve to the former owners of ELS Inc., described in Note A, have been shown as outstanding from the date of acquisition. The value of these shares, $2,601,699, has been presented in the consolidated statement of stockholders’ equity (deficit).

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

During October, 2006 the Company issued 300,000 shares of common stock to individuals as compensation for services provided relating to the sale of the 1,000,000 shares of common stock described above. The shares issued to these individuals have been valued at approximately $410,000, based on management’s estimate of fair value, and have been recorded as an increase and a reduction in paid in capital in the accompanying consolidated statement of stockholders’ equity (deficit) as these shares were issued in conjunction with the capital raise discussed above.

On February 7, 2005, the Company entered into the Reverse Combination described above. In conjunction with the Reverse Combination and the treatment as a reverse acquisition, the 13,000,000 shares of common stock issued as part of this transaction have been presented as if they were outstanding for all periods presented.

On May 25, 2005, Resolve Staffing, Inc. issued 100,000 shares to certain consultants as part of their compensation.

On August 18, 2005, Resolve issued 50,000 shares to certain consultants as part of their compensation and 100,000 shares as per an employment agreement with certain shareholders and employees of Truckers Plus.

Page F - 19

On November 22, 2005, Resolve issued 430,000 shares to various consultants as part of their compensation.

Common Stock Warrants

On April 18, 2006, the Board of Directors of Resolve Staffing, Inc. declared a dividend distribution of one stock right for each outstanding share of the Company's Common Stock, $.0001 par value per share (“Common Stock”), to stockholders of record at the close of business on May 26, 2006 (the “Record Date”). The Board of Directors of the Company also authorized the issuance of one Right for each share of Common Stock issued after the Record Date. Additional details are provided on an 8-K filed on April 21, 2006.

During 2006, warrants covering 7,500 were exercised and converted into 3,621 shares of common stock.

As of December 31, 2006 there were 2,843,820 warrants outstanding. 843,820 warrants were due to expire on June 30, 2007 and each warrant has an exercise price of $.75 per share price (See Note N). The additional 2,000,000 warrants were issued on October 1, 2006 as part of the Company’s offering and sale of units consisting of one share of common stock and two common stock purchase warrants, 50% of which were initially exercisable at a price of $2.00 and the remaining 50% exercisable at a price of $3.00 per share, up to and including September 30, 2008. None of the 2,000,000 common stock purchase warrants have yet been exercised. By subsequent modifications to the warrant agreements, the Company and all of the purchasers of the common stock purchase warrants sold to private placement investors on October 1, 2006, were adjusted. The adjusted common stock purchase warrants now have an exercise price of $1.25 and $1.75, respectively and are exercisable for a term that expires September 30, 2009.

Employee Agreements

The employment agreement with Mr. Heineman dated October 1, 2006, (for a 5 year term) sets forth the terms of his continued employment with the Company as chief executive officer and provides for, among other matters: a base salary, bonuses based on the achievement of specific goals as determined by the agreement and a severance package as specified in the agreement. Subsequent to year end the term of this agreement was extended to seven years.

The employment agreement with Mr. Horne dated October 1, 2006, (for a 3 year term) sets forth the terms of his continued employment with the Company as executive vice president and chief financial officer and provides for, among other matters: a base salary, bonuses based on the achievement of specific goals as determined by the agreement and a severance package as specified in the agreement. Subsequent to the period covered by this report, Mr. Horne resigned in his capacity as chief financial officer of the Company and his executive employment agreement is no longer in force, effective May 17, 2007. Mr. Horne has remained employed by the Company in his current capacity of executive vice-president of franchise development.

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

NOTE N - SUBSEQUENT EVENTS

On January 3, 2007 the Company issued 150,000 shares of common stock for the acquisition of one unrelated party. The shares issued for the acquisition have been valued at approximately $457,500 and have been recorded as an increase in paid in capital.

On January 20, 2007 certain individuals converted outstanding warrants into shares of common stock. A total of 714,360 warrants were converted into 535,770 shares of common stock.

Page F - 20

On January 26, 2007 the Board of Directors elected to purchase 129,460 warrants (with a strike price of $.75) for an aggregate of $6,473 pursuant to the warrant agreement.

On February 20, 2007 the Company issued 100,000 shares of common stock for the acquisition of one unrelated party. The shares issued for the acquisition have been valued at approximately $280,000 and have been recorded as an increase in paid in capital.

During March 2007 the Company finalized its renewal of its various lines of credit described in Note G. The lines of credit were increased to $29,150,000, call for interest payable monthly at the prime interest rate, include certain financial covenants and mature September 30, 2007 and January 31, 2008. These lines of credit are guaranteed by certain shareholders and affiliated entities. During May 2007, the Company received a notice of default under the terms of these various lines of credit. During September 2007, the Company and the Bank entered into a Forbearance and Reaffirmation Agreement whereby the Bank agreed to forbear from exercising its rights and remedies against the Company and the Subsidiaries with respect to the defaults existing as of September 28, 2007 until the earlier to occur of (i) December 31, 2007 or (ii) the occurrence of a “Forbearance Default”.

On May 1, 2007 the original price and the corresponding outstanding balance of the notes payable, related to the acquisition of ELS Inc. and described in Notes A, C and G, to the shareholders Ron Heineman and William Walton were reduced by $6,663,857. Additionally the interest rate was reduced from 8.25% per annum to a fixed 5% annual rate and no interest will be accrued until January 1, 2008 on the entire outstanding balance and no interest will accrue on a portion of the amount for the life of the loan.

Mr. Scott Horne resigned as Chief Financial Officer of Resolve Staffing, Inc. by letter dated May 17, 2007. Mr. Horne will remain with the Company as VP of Franchise Development.

Subsequent to year end certain subsidiaries of the Company received assessments from the Internal Revenue Service ("IRS") in a combined amount of approximately $884,000. As of December 31, 2006 no amount has been accrued in the Company's consolidated financial statements as the Company's management believes all required documentation will be provided to the IRS and expects the assessments to be fully abated.

NOTE O - PROFORMA INFORMATION

The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (GAAP), which requires that the financial results of acquired entities are included in the consolidated financial statements from the date of acquisition. As a result, the consolidated statement of operations does not include the activity of the acquired companies for the period from January 1 to the date of acquisition. Below is the pro forma information for the significant acquisitions entered into during 2006, including the acquisition of Star Personnel (and Direct Staffing), the acquisition of ELS Inc. by Resolve Staffing, Inc. on October 1, 2006, the acquisition of Power Personnel, on October 11, 2006, Allstaff on November 6, 2006 and Voyager on November 20, 2006.

Presented below is the unaudited pro forma condensed combined consolidated statement of operations for the year ended December 31, 2006 as if the acquisition of Star Personnel, Power Personnel, Allstaff, Voyager and ELS Inc. had been completed January 1, 2006.

	Actual	Star Personnel, Inc.	Power Personnel, Inc.	ELS Inc. (Pre Combination)	Pro-forma adjustments	Pro-forma
Service Revenues	$ 152,304,237	$ 6,665,403	$ 7,679,844	$ 40,202,590	(a) (55,269)	$ 206,796,805

Cost of Services	134,038,039	4,614,832	6,190,000	34,430,645	(a) (55,269)	179,218,247

Gross Margin	18,266,198	2,050,571	1,489,844	5,771,945	-	27,578,558

Operating Expenses	19,297,192	2,073,399	1,414,420	5,594,102	-	28,379,113

Income (Loss) From Operations	(1,030,994)	(22,828)	75,424	177,843	-	(800,555)

Interest expense	(1,390,805)	(93)	(107,848)	2,511	( b) (527,985)	(2,024,220)

Net (Loss) Income	$ (2,421,799)	$(22,921)	$(32,424)	$ 180,354	$ (527,985)	$ (2,824,775)

Pro-forma earnings per share information for the year ended December 31, 2006:
Basic weighted average shares outstanding:	19,158,613
Pro forma basic net loss per common share:	$ (0.14)

NOTES TO THE UNAUDITED PRO FORMA CONDENSED COMBINED CONSOLIDATED STATEMENT OF OPERATIONS

a)	Elimination of Management Fees allocated to Resolve by ELS Inc. for the period January 1, 2006 through September 30, 2006.
b)	Interest expense related to Bill Walton and Ron Heineman notes payable issued for the ELS Inc./Resolve combination. Interest computed as if the notes were issued January 1, 2006.

SCHEDULE I—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2004, 2005 and 2006

Allowances are deducted from the assets to which they apply.

	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
	of Period	Expenses	Accounts	Deductions	of Period

Year ended December 31, 2004:
Allowance for:
Uncollectible accounts	$8,264	$3,764	$-	$(1,328)	$10,700

Year ended December 31, 2005:
Allowance for:
Uncollectible accounts	$10,700	$88,483	$-	$(2,197)	$96,986

Year ended December 31, 2006:
Allowance for:
Uncollectible accounts	$96,986	$819,656	$-	$(444,214)	$472,428

Page F - 21

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Resolve Staffing, Inc., a Nevada Corporation

Dated November 14, 2007	By: /s/ Ronald Heineman
Ronald Heineman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald Heineman		November 14, 2007
Ronald Heineman	Chief Executive Officer and Director

/s/ Ron Heineman		November 14, 2007
Ron Heineman	Chief Financial Officer

/s/ Donald Quarterman, Jr.		November 14, 2007
Donald Quarterman, Jr.	Director

/s/ William Brown		November 14, 2007
William Brown	Director

/s/ William Walton		November 14, 2007
William Walton	Director

Page - 49

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (2)
10.1	Form of Securities Subscription Agreement dated September 26, 2006. (3)
10.2	Form of Warrant Agreement dated September 26, 2006. (4)
21.1	List of Subsidiaries (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350.

(1) incorporated by reference to Exhibit 3.1 on Form SB-2/A, as filed with the SEC on July 24, 2003
(2) incorporated by reference to Exhibit 3.2 on Form SB-2/A, as filed with the SEC on July 24, 2003
(3) incorporated by reference to Exhibit 10.1 on Form S-1, as filed with the SEC on February 7, 2007
(4) incorporated by reference to Exhibit 10.15 on Form S-1, as filed with the SEC on February 7, 2007
(5) incorporated by reference to Exhibit 21.1 on Form S-1, as filed with the SEC on February 7, 2007