Form 10-Q
period 2007-09-30
RESOLVE STAFFING INC
filed 2007-11-14
CIK 1106207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November ___, 2007, ______________ shares of commons stock, par value $.0001 were outstanding.

Page - 1

RESOLVE STAFFING, INC.

Page - 2

ITEM 1. FINANCIAL STATEMENTS

RESOLVE STAFFING, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
	September 30,	December 31,
ASSETS	2007	2006
Current assets:	(unaudited)
Cash	$ -	$ -
Accounts receivable - trade, net	18,610,264	18,155,656
Prepaid expenses	3,860,285	1,158,640
Worker’s compensation insurance refunds receivable	-	147,350
Total current assets	22,470,549	19,461,646

Property and equipment, net	1,388,200	1,343,773

Advances and notes receivable - related parties	100,744	681,237

Other assets:
Worker’s compensation insurance deposits	1,140,766	1,319,931
Other assets	1,267,645	393,456
Goodwill	32,378,818	29,724,511
Covenants not to compete	98,708	432,632
Total other assets	34,885,937	31,870,530

Total assets	$58,845,430	$ 53,357,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$ 2,793,942	$ 1,255,405
Accounts payable and accrued liabilities	8,160,007	7,253,878
Accrued salaries and payroll taxes	11,892,855	6.323,928
Accrued workers' compensation insurance	1,313,075	2,239,400
Lines of credit	19,845,174	15,702,621
Current portion of long-term debt	3,282,528	6,604,003
Notes payable - related party	91,500	91,500
Workers' compensation insurance policy reserves	2,194,384	1,636,313
Total current liabilities	49,573,465	41,107,048

Long term liabilities:
Long term debt, less current portion	10,362,700	9,660,709

Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized, issued and outstanding September 30, 2007: 19,428,511 shares; December 31, 2006: 18,642,740 shares	1,943	1,864
Paid-in capital	7,146,002	6,408,581
Accumulated deficit	(8,238,680)	(3,821,016)
Total stockholders’ (deficit) equity	(1,090,735)	2,589,429

Total liabilities and stockholders’ (deficit) equity	$58,845,430	$53,357,186

See accompanying notes to consolidated financial statements.

Page - 3

ESOLVE STAFFING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	$64,641,827	$43,703,819	$187,783,177	$88,778,862

Cost of revenues	55,901,817	38,268,759	166,742,834	75,718,957

Gross profit	8,740,010	5,435,060	21,040,343	13,059,905

Operating expenses	7,862,006	4,252,762	23,226,810	11,962,626

Income (loss) from operations	878,004	1,182,298	(2,186,467)	1,097,279

Other expenses:
Interest expense	(833,521)	(278,457)	(2,231,197)	(596,718)
Other expenses, net	(833,521)	(278,457)	(2,231,197)	(596,718)

Net income (loss)	$44,483	$903,841	$(4,417,664)	$500,561

Net income (loss) per share basic and diluted	$0.00	$0.06	$(0.23)	$0.03

Weighted average number of shares used in income (loss) per share computation:
Basic	________19,410,195_	15,780,425	___________19,410,195_	16,669,315

Diluted	19,428,510	16,202,305	19,410,195	17,183,363

See accompanying notes to these financial statements.

Page - 4

RESOLVE STAFFING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$ (4,417,664)	$500,561
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation	310,168	164,400
Stock-based compensation	-	119,749
Change in allowance for doubtful accounts	652,421	138,344
Amortization of non-compete agreements	333,924	362,991
Changes in operating assets and liabilities:
Accounts receivable-trade	(1,107,029)	(9,691,105)
Workers’ compensation insurance policy refunds	147,350	-
Prepaid and other assets	(3,575,834)	23,601
Accounts payable and accrued liabilities	589,686	3,625,259
Accounts payable to related parties	5,568,927	(825,921)
Accrued salaries and payroll taxes	(926,325)	1,754,695
Workers’ compensation insurance	179,165	-
Workers’ compensation insurance policy reserves	558,071	-
Total adjustments	2,730,524	(4,327,987)
Net cash flows used in operating activities	(1,687,140)	(3,827,426)

Cash Flows From Investing Activities:
Purchases of property and equipment	(329,595)	(179,552))
Goodwill and non-compete agreements	(85,000)	(50,353)
Acquisition of net assets of subsidiaries	--------	(2,261,298)
Collections from related parties	580,493	-
Net cash flows provided by (used in) investing activities	165,898	(2,491,203)

Cash Flows From Financing Activities:
Increase in Bank overdraft	1,538,537	1,080,195
Stock purchase	-	800,000
Net borrowings on lines of credit	4,142,553	5,594,573
Repayment of notes payable	(4,159,848)	(1,971,342)
Proceeds from loans payable - related party	-	815,203
Net cash provided by financing activities	1,521,242	6,318,629

Net increase in Cash	-	-

Cash, Beginning of the Period	-	-

Cash, End of the Period	$ -	$ -

See accompanying notes to consolidated financial statements.

Page - 5

RESOLVE STAFFING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes as would be necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with accounting principles generally accepted in the United States of America. However, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments and accruals) which, in the opinion of the management, are necessary for a fair presentation of the results for the interim periods presented. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis consistent with, and should be read in conjunction with, the Company’s audited financial statements and for the year ended December 31, 2006, as amended and the notes thereto included in the Company’s annual Form 10-K/A for the year ended December 31, 2006, as amended.

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

Through the acquisition of the group of companies known as Employee Leasing Services, Inc. (“ELS”), the Company is also a professional employer organization (“PEO”) providing a variety of personnel management services, including human resources, payroll, employer payroll taxes and benefits administration as well as health and workers’ compensation insurance programs. Services are provided to a diversified group of customers throughout the United States. As of September 30, 2007, the Company served approximately 560 clients located in 43 states with approximately 10,000 active PEO client employees and approximately 4,000 temporary staffing employees.

Approximately 55% of PEO revenues are derived from clients within the state of Ohio. The Company’s PEO operations are headquartered in Cincinnati, Ohio with its main processing center located in Shelby Township, Michigan.

On October 1, 2006, Resolve Staffing, Inc., entered into an equity purchase agreement (“Agreement”), to purchase Employee Leasing Services, Inc. (“ELS”) (the “Combination”), a privately-held group of companies known as ELS located in Cincinnati, Ohio. The Company’s Chief Executive Officer and Director, Ronald Heineman, is a principal shareholder, officer and director of ELS. Pursuant to the equity purchase agreement, Resolve acquired the ownership interest in the group of companies which comprised ELS.

In connection with the Combination on October 1, 2006, the Company was ultimately determined to be the accounting acquirer in the Combination and the transaction was accounted for as an acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. This determination was reached after initially determining that ELS was the accounting acquirer, but after comments from and consultations with the accounting Staff at the U.S. Securities and Exchange Commission (“Commission”), the Company modified the accounting treatment of the Combination giving rise to the filing of its annual report on Form 10-K/A for the year ended December 31, 2006 and the filing of amended reports on Forms 10-Q/A for the periods ended March 31, 2007 and June 30, 2007.

Organization, Basis of Presentation and Principles of Consolidation

The consolidated financial statements for the period ended September 30, 2007 include the financial statements of Resolve, ELS and its subsidiaries. All inter-company and inter-affiliate balances and transactions have been eliminated.

In accordance with the accounting treatment described above, the historical financial statements for the nine months ended September 30, 2006, prior to the Combination reflect those of Resolve, that were filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2006, in the Quarterly Report on Form 10-QSB.

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

The Company plans to continue to grow the business through the acquisition of private companies in the staffing industry that would provide types of staffing and/or related services with which the Company is are familiar. The Company may seek private staffing companies for acquisitions or strategic alliances both in and out of its current markets. By acquiring existing staffing companies the Company believes it will enable it to:

•	recruit well-trained, high-quality professionals;
•	expand its service offerings;
•	gain additional industry expertise;
•	broaden its client base; and
•	expand its geographic presence.

During the nine months ended September 30, 2007, Resolve Staffing, Inc., entered into purchase agreements (“Agreements”), to acquire all of the assets and/or ownership of two separate privately-held entities owned and operated by unrelated parties located in Ohio and California. Pursuant to the acquisition agreements, Resolve acquired a total of 4 temporary employee staffing locations from the newly acquired entities.

Acquisition of Entity from Related Party

In connection with the Combination on October 1, 2006, the Company was ultimately determined to be the accounting acquirer in the Combination and the transaction was accounted for as an acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. This determination was reached after initially determining that ELS was the accounting acquirer, but after comments from and consultations with the accounting Staff at the Commission, the Company modified the accounting treatment of the Combination giving rise to the filing of amended reports on Form 10-K/A for the year ended December 31, 2006 and on Forms 10-Q/A for the periods ended March 31, 2007 and June 30, 2007.

In conjunction with the Combination, the Company issued 1,486,685 shares of restricted common stock valued at $2,601,699 and a note payable in the amount of $11,977,641 (originally $18,641,498, See Notes C and G) in exchange for 100% of the ownership of ELS. In accordance with the accounting for an acquisition, the fair value of the assets and liabilities assumed, on the date of acquisition were deemed to be those of ELS (the acquired entity) and were as follows:

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

Page - 7

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENT’S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Acquisition of Entities from Unrelated Parties

During the nine months ended September 30, 2007, Resolve Staffing, Inc., entered into purchase agreements (“Agreements”), to acquire certain assets and/or ownership of two privately-held entities owned and operated by unrelated parties. Pursuant to the acquisition agreements, Resolve acquired the temporary employee staffing locations from the newly acquired entities.

Resolve agreed to a total purchase price for the acquisition from two unrelated parties of $2,137,500. The Company issued notes payable, common stock and accrued contingent expenses in exchange for the net assets acquired and liabilities assumed of the above acquired entities as described below. The following table summarizes the estimated fair value of the assets acquired on the date of acquisition:

	Choice Staff	Velocity	Total
Property and Equipment	$15,000	$10,000	$25,000
Goodwill	1,197,180	830,330	2,027,510
Accounts payable	(25,000)	-	(25,000)
Notes payable	(729,680)	(560,330)	(1,290,010)
Net Assets Acquired:	$457,500	$280,000	$737,500

The financial results of these acquired entities are included in the consolidated financial statements from the date of acquisition.

In conjunction with the acquisitions from the unrelated parties during the nine months ended September 30, 2007, approximately $2,027,500 has been assigned to goodwill. All of the goodwill is expected to be deductible for tax purposes.

In conjunction with the previous purchase agreements described in Note J, the Company capitalized additionally approximately $437,000 in goodwill during the nine months ended September 30, 2007.

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

Principles of Consolidation

The consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in preparing the accompanying consolidated financial statements.

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

Page - 8

Stock Based Employee Compensation

The Company adopted SFAS 123(R) to account for its stock-based compensation beginning January 1, 2006. Previously, the Company elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), Financial Accounting Standards Board Interpretation No, 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). During the three and nine months ended September 30, 2007, the Company did not grant any stock options which would require a calculation as prescribed by SFAS 123(R).

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

Resolve's trade accounts receivable result from the sale of its services to customers, and customers consist primarily of private companies. Resolve uses the allowance method to account for uncollectible accounts. Bad debt expense for the three months ended September 30, 2007 and 2006 was $533,212 and $61,716, respectively and was $1,266,735 and $138,344, for the nine months ended September 30, 2007 and 2006, respectively. The nature of the company’s business changed from a strictly staffing organization to a combined staffing and PEO organization, resulting in a significant year over year change. The Company’s policy for determining when receivables are past due is 31 days after original invoice date. The Company’s policy for charging off uncollectible accounts receivable requires approval of the Chief Operating Officer, after reviewing Corporate Credit recommendation in consultation with the Resolve Corporate Finance Group and the specific branch involved, determining that the debt has little, if any chance, of being collected. An allowance for doubtful accounts in the amounts of $1,124,849 and $235,330 was recorded at September 30, 2007 and 2006, respectively.

Concentration of Credit Risk

Financial instruments, which potentially expose Resolve to concentrations of credit risk consist principally of trade accounts receivable.

Resolve's trade accounts receivable result from the sale of its services to customers, and customers consist primarily of private companies. In order to minimize the risk of loss from these private companies, credit limits, ongoing credit evaluation of its customers, and account monitoring procedures are utilized. Collateral is not generally required. Management analyzes historical bad debt, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment tendencies, when evaluating the allowance for doubtful accounts. As of September 30, 2007, no customer accounted for 10% or more of gross accounts receivable and no customer accounted for 10% or more of the net revenues for the three and nine months ended September 30, 2007.

The Company is obligated to pay the salaries, wages, related benefit costs, and payroll taxes of worksite employees. Accordingly, the Company's ability to collect amounts due from customers could be affected by economic fluctuations in its markets or these industries.

Financial Instruments

Resolve estimates that the fair value of all financial instruments at September 30, 2007 and 2006 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheets.

Liquidity and Management’s Plans

As reflected in the accompanying consolidated financial statements, the Company has a net working capital deficit of $27,102,916 and stockholder’s deficit of $1,090,735, as of September 30, 2007. During 2007, the Company incurred losses and has been dependent upon the financial support of financial lenders, stockholders, management and other related parties.

For the nine months ended September 30, 2007 the Company incurred a net loss of $4,417,664. Of this loss, $1,296,513 did not represent the use of cash. Non-cash expenditures consisted of depreciation of $310,168, increase in allowance for doubtful accounts of $652,421 and amortization of non-compete agreements of $333,924. Changes in accounts receivable, prepaid and other assets, along with increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $1,687,140. Additionally, the Company used $329,595 to purchase computer equipment, software, and office equipment during the nine months ended September 30, 2007.

Management has successfully obtained additional financial resources, which the Company believes will support operations. These financial resources include financing from both related and non-related third parties, are discussed in the accompanying footnotes to

Page - 9

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

Office equipment 5 - 7 years
Computer hardware and software 3 - 5 years
Leasehold improvements lesser of estimated life or term of leases
Vehicles 3  years

When property and equipment are retired or otherwise disposed, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in the statement of income for the period.

Advertising Costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Resolve did not have direct-response advertising costs during the nine months ended September 30, 2007 and 2006. Total advertising costs for the three months ended September 30, 2007 and 2006 were $308,626 and $273,297, respectively, and were $750,180 and $690,649 for the nine months ended September 30, 2007 and 2006, respectively.

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

In June 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes”. The Company adopted the provisions of FIN 48 on January 1, 2007. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. For additional information regarding the adoption of FIN 48, see Note K, Income Taxes.

Income (Loss) Per Share

Net income (loss) per share is computed based upon the weighted average number of outstanding shares of the Company’s common stock for each period presented. The weighted average number of shares for the three and nine month periods ended September 30, 2007 and 2006 include common stock equivalents, representing warrants, of -, 421,480, -, and 514,048, respectively.

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". The provisions of FIN 48 are effective for the Company’s fiscal year beginning January 1, 2007. The Company believes that the adoption will not have a material effect on its consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission Staff issued staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006, or calendar year 2006 for the Company), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than including the adjustment in the current year statement of operations. Upon completing its evaluation of the requirements of SAB No. 108, the Company determined it did not affect its consolidated financial statements.

Reportable Segments

As of the date of Combination, the Company operates in two reportable segments under Statement of Financial Accounting Standards Board (FASB) Statement No. 131, “Disclosure about Segments of Enterprise and Related Information.”

Presented below is the reconciliation of segment information to the consolidated statement of operations for the nine months ended September 30, 2007:

	Total	Staffing	PEO
Revenue	$187,783,177	$146,115,879	$41,667,298
Cost of revenues	166,742,834	128,803,560	37,939,274
Gross profit	21,040,343	17,312,319	3,728,024
Operating expenses	23,226,810	17,430,251	5,796,559
Loss from operations	(2,186,467)	(117,932)	(2,068,535)
Interest expense	2,231,197	2,129,245	101,952
Net loss	$(4,417,664)	$(2,247,177)	$(2,170,487)

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

Goodwill

The Company has acquired businesses from related and un-related parties since 2005. The acquisitions were accounted for using the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations. The cost in excess of net assets purchased was recorded as an asset (entitled “Goodwill”). The Company does not amortize the goodwill balance, but reviews annually (or more frequently if impairment indicators arise) for impairment under a two-step impairment test in accordance with FASB Statement No. 142, Accounting for Goodwill and Other Intangible Assets. The first step is to compare the carrying amount of the reporting unit’s assets to the fair value of the reporting unit. If the carrying amount exceeds the fair value, then the second step is required to be completed, which involves the fair value of the reporting unit being allocated to each asset and liability with the excess being implied goodwill. The impairment loss is the amount by which the recorded goodwill exceeds the implied goodwill. No impairment loss was recognized for the three and nine months September 30, 2007 and 2006.

Health Benefits

Claims incurred under health benefit plans are expensed as incurred according to the terms of the contract. Liability reserves are established for the benefit claims reported but not yet paid and claims that have been incurred but not yet reported.

NOTE B - PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2007 and December 31, 2006 is summarized as follows:

	2007	2006

Office equipment	$928,621	$746,832
Computer hardware and software	983,838	872,230
Leasehold improvements	329,644	260,307
Vehicles	-	8,139
Total property and equipment	2,242,103	1,887,508
Less, accumulated depreciation	(853,903)	(543,735)
Net property and equipment	$1,388,200	$1,343,773

Depreciation expense for the three months ended September 30, 2007 and 2006 was $99,483 and $59,030, respectively, and was $310,168 and $164,400 for the nine months ended September, 2007 and 2006, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

Note Payable

On December 8, 2003, ELS entered into a non-interest bearing short-term credit agreement with Resolve Staffing, Inc. that provides for borrowings up to $200,000. At that time Ronald Heineman was the Chief Executive Officer and a Director of both companies. The underlying promissory note is secured by 400,000 shares of common stock that were released to an escrow agent, but not issued for accounting or reporting purposes. Balances due under the credit agreement were originally due May 8, 2004.

During March 2006, the agreement was amended to allow unlimited maximum borrowings with a maturity date of September 30, 2007. The note bears interest at 3 percent per annum and is payable monthly. As of September 30, 2007 and December 31, 2006 amounts owed were eliminated on consolidation.

Page - 12

Note payable to related party relates to borrowings of $91,500 from William Brown, a director and a principal shareholder. The underlying note bears interest at 5% and was due on June 30, 2004. The Company has a verbal agreement to extend the maturity date on a month-to-month basis.

Notes payable to related parties of $18,641,498 were issued in conjunction with the Combination. On May 1, 2007, the holders of these notes and the Company agreed to amend the original note and reduce the amounts by $6,663,857. The outstanding amount of these notes, after the reduction, as of September 30, 2007 is $8,939,933. See Notes A and G.

Loan Guarantees

The lines of credit described in Note G below are secured by substantially all assets of the Company and guaranteed by Ron Heineman, with second mortgage guarantees by Restaurant Management Group, LLC and W.H. 2, LLC (“WH2”). Prior to the Combination, the lines of credit with ELS were also guaranteed by the Company. Resolve has two lines of credit providing maximum borrowings of $17,150,000 and $12,000,000 with a bank that were guaranteed by ELS, Inc. Borrowings under the Company’s line of credits were $10,890,000 and $7,955,661, respectively, at September 30, 2007 and $11,735,029 and $2,906,471, respectively at December 31, 2006..

Related Party Lease

The Company leases its Cincinnati facility from WH2, a limited liability company owned by stockholders of the company under an operating lease expiring during September 30, 2011. Rent expense under this lease was $32,400 and $-, for the three months ended September 30, 2007 and 2006, and $97,200 and $-, for the nine months ended September 30, 2007 and 2006, respectively. Future minimum annual rentals under this operating lease are presented in Note H.

  Advances Receivable

Advances receivable from related parties at September 30, 2007 and December 31, 2006 were $100,744 and $681,237, respectively.

NOTE D - WORKERS’ COMPENSATION INSURANCE

The Company maintains a high deductible insurance policy with respect to workers’ compensation coverage for its worksite employees who are not employed in the State of Ohio. The Company had provided a total of $2,194,384 and $1,636,313 at September 30, 2007 and December 31, 2006, respectively, as the estimated liability for unsettled workers’ compensation claims. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate, which includes, in part, an evaluation of information provided by the Company’s third-party administrators for workers’ compensation claims to estimate the total future costs of all claims, including potential future adverse loss development. Included in this claim liability are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claim related administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known. The Company believes that the difference between amounts recorded for its estimated liabilities and the possible range of costs to settle related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods may be material to the results of operations.

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

In 2007 and 2006, staffing employees are covered by a AIG retro workers compensation plan with a $250,000 deductible per occurrence for those employees not employed in the State of Ohio.

NOTE E - INTANGIBLE ASSETS

The Company’s intangible assets are comprised of goodwill and covenants not to compete arising from acquisitions. Goodwill will be assessed for impairment annually by management. The Company’s covenants not to compete have contractual lives principally ranging from one to two years and are being amortized over the period of benefit.

Intangibles consist of the following at:

	September 30, 2007	December 31, 2006

Covenants not to compete	$ 613,547	$ 613,547

Less amortization	(514,839)	(180,915)

	$ 98,708	$ 432,632

Goodwill	$ 32,378,818	$29,724,511

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

Total Company contributions and plan expenses paid by the Company were $21,893 and $- for the three months ended September 30, 2007 and 2006, respectively and were $75,301 and $- for the nine months ended September 30, 2007 and 2006, respectively.

NOTE G - LONG TERM DEBT AND LINES OF CREDIT

Notes payable and lines of credit as of September 30, 2007 and December 31, 2006 are as follows:

	2007	2006
Working capital line of credit to one bank, interest payable monthly at 7.75% per annum, maturing December 31, 2007, maximum of $12,000,000 in borrowings. Borrowings are not to exceed 80% of accounts receivable.	$10,890,000	$11,735,029
Over-line facility line of credit to one bank, interest payable monthly at 11.25% per annum, maturing December 31, 2007, maximum of $17,150,000.	7,955,661	2,906,471
Revolving line of credit with a financial institution that provides for maximum borrowings of $1,700,000 through November 2007. Borrowings are not to exceed 85% of accounts receivable. Interest accrues at 9.25% per annum.	937,678	986,956
Line of credit with a bank that provides for maximum borrowings of $100,000. Interest accrues at the bank's prime rate of 9.25% per annum. Maturity date is on demand.	61,835	74,165
Note payable to a bank, interest payable monthly at a rate of 6.6% per annum, maturing September 1, 2009.	228,737	303,746
Note payable to a financial institution, interest payable at annual percentage rate of 8.25% per annum. Monthly payments of $47,049 through July 2007.	-	351,910
Notes payable to two individuals for the Combination, interest payable at 5% per annum. Note principal and interest payments are due the first day of each month through December 31, 2017, however, no interest shall be accrued until January 1, 2008. See notes A and C. Shown net of discount of $137,165.	8,939,933	10,280,343
Note payable to individual for the stock purchase of Power Personnel. The note will be paid in monthly installments of $125,637 through October 2008. Interest is payable at 5.3% per annum.	2,110,697	2,555,931
Two notes payable to financial institutions due June 2007 and November 2007. Interest accruing between 3.5% and 9.25% per annum.	20,000	37,866
Notes payable to various individuals for the acquisition of various staffing entities during 2005, 2006 and 2007. Notes are due at varying dates through December 2009 with monthly payment amounts ranging from $5,833 to $34,891. These notes bear no interest and accordingly management has imputed interest at 7.25% per annum. Shown net of discount of $80,112.	2,345,861	2,734,916
Note payable to an individual accruing interest at 5% to 12% per annum, maturity date is being extended verbally on a month to month basis.	91,500	91,500
Total long term debt and lines of credit	33,581,902	32,058,833
Current portion of long term debt and lines of credit	(23,219,202)	(22,398,124)

Long term portion of long term debt and lines of credit	$10,362,700	$ 9,660,709

See Note C—Related Party Balances and Transactions, for information about the Credit Agreement with Ron Heineman.

See Note C - Related Party Balances and Transactions, for information about the Note Payable to William Brown.

Maturities of long term debt and lines of credit are as follows:

Year ending December 31,
2007	$23,219,202
2008	3,174,687
2009	1,343,782
2010	1,183,782
2011	1,183,782
Thereafter	3,476,667
$33,581,902

    NOTE H - OPERATING LEASES

The Company rents various office spaces for each of its locations across the United States, under lease terms ranging from month-to-month expiring September, 2011. Monthly payments due under these leases range from $210 to $4,970. The Company has the option to renew various leases under the same terms and conditions as the original leases and anticipates exercising certain of these options. The Company also leases various office and computer equipment under operating leases that require quarterly payments between $3,641 and $4,988 through September 2007. The Company also leases office space from a related party at $4,100 a month through July 2009. This lease was amended and renewed on October 1, 2006 to $10,800 a month through September 30, 2011.

Future minimum annual rentals under all operating lease agreements are as follows:

Year Ended December 31,	Total	Related Party	Other
2007	$ 1,035,826	$ 129,600	$ 906,226
2008	767,854	129,600	638,254
2009	518,270	129,600	388,670
2010	296,224	129,600	166,624
2011	118,969	108,000	10,969
	$ 2,737,143	$ 626,400	$ 2,110,743

Total rent expense for all operating leases was $396,471 and $269,387 for the three months ended September 30, 2007 and 2006, respectively, and $1,215,071 and $718,909 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE I - MAJOR VENDOR

Page - 13

Workers’ compensation paid to the State of Ohio Bureau of Workers’ Compensation constitute approximately 60% of workers’ compensation insurance cost of revenues for the PEO segment. This is considered a major vendor relationship. Because the State of Ohio is a monopolistic state with regard to workers’ compensation insurance, there are no alternative sources for workers’ compensation insurance within the state. The Company believes that, by nature of rules afforded PEOs within the state, the risk from this relationship is primarily related to rates. The standard client agreement provides that the Company may, at its discretion, adjust the amount billed to clients to reflect changes in the Company’s direct costs. Also, the Company maintains the ability to remove clients from their policy and, due to having PEO status, the removal of the client from the policy will remove that client’s claims history from the Company policy. Any such rate changes or removals require a 30 day notice to the client. Regardless of the Company’s assertion, there is no assurance that the Company will be able to successfully pass through rate increases or successfully manage claims in the future.

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

The Company maintains letters of credit of approximately $4,375,000 at September 30, 2007 to secure workers’ compensation policies in lieu of providing deposits. There were no draws on the letters of credit for the nine months ended September 30, 2007.

In accordance with the high deductible workers’ compensation policy, the Company is required to purchase $139,995 of the insurance company’s non-voting stock during the year ended December 31, 2007.

The Company is in receipt of a Determination and Assessment from the State of Michigan, Department of Labor & Economic Growth, Unemployment Insurance Agency seeking payment of amounts totaling $9,505,212. The Company and legal counsel believe that this assessment is baseless and without merit and intends to contest this assessment vigorously. As of September 30, 2007, no amount is accrued in the Company’s consolidated financial statements as the matter is deemed groundless and outside the authority of the Agency.

The Company is in receipt of letters of assessment from the State of Ohio sales tax auditors making an assessment on employee leasing or co-employment sales of $44,092,764. As of November 7, 2007, this amount is $52,711,437, including penalties and interest. The Company conducts its business through written contracts of at least one year, and claims exemption from the sales tax auditor’s position. The Company continues to work with the sales tax auditors to have this matter dismissed. As of September 30, 2007, no amount is accrued in the Company’s consolidated financial statements as the Company and legal counsel believe this assessment is groundless.

As of September 30, 2007 the Company is in receipt of a notice from the United States Department of Labor asserting various violations of ERISA relating to the ELS group health plan. The Company is attempting to address the alleged violations and does not believe this matter will have a material impact on the accompanying consolidated financial statements.

The Company has received assessments from the Internal Revenue Service ("IRS") in a combined amount of approximately $884,000. As of September 30, 2007 no amount has been accrued in the Company's consolidated financial statements as the Company's management believes all required documentation will be provided to the IRS and expects the assessments to be fully abated.

On May 17, 2007, the Company’s primary lender, Fifth Third Bank (“Bank”), issued a default notice for the defaults that occurred and continue with respect to the credit agreement, repayment of the Overline Loan and the timely repayment of overdrafts in the Company’s deposit accounts, among other defaults. At this time, the Company has entered into a Forbearance Agreement through December 31, 2007.

The Company continued to negotiate and finalize the terms of a Forbearance Agreement and financing with the Bank. Effective September 28, 2007, the Company entered into a form of Forbearance and Reaffirmation Agreement (“Agreement”) with the Bank. During September 2007, the Company and the Bank entered into a Forbearance and Reaffirmation Agreement whereby the Bank agreed to forbear from exercising its rights and remedies against the Company and the Subsidiaries with respect to the defaults existing as of September 28, 2007 until the earlier to occur of (i) December 31, 2007 or (ii) the occurrence of a “Forbearance Default”. The parties to the Agreement other than the Bank include the Company and all subsidiaries of the Company, as well as Ron Heineman, chief executive officer of the Company, who signed the Agreement as guarantor. The Agreement was entered into for the purpose of reaffirming various credit terms in the Company’s Credit Agreement with the Bank, remedying the default status of the Credit Agreement and supplementing the Credit Agreement between the Company and the Bank. With the Agreement in place, the senior debt structure will be slightly modified including the combination of the Working Capital and Overline Revolver into one loan. Borrowings under the Agreement will be formula-based with a maximum loan of $27.7 million. The Term Loan and Letter of Credit facilities will stay in place and not be modified.

Page - 14

Pursuant to the terms of the Agreement, among other conditions, the Company has retained a Chief Restructuring Officer, pursue an investment banking process to raise capital or otherwise purse a sale transaction, and maintain financial advisors to assist the Company in these circumstances. The Company retained Conway, McKenzie & Dunleavy, financial advisors, as the Company’s Chief Restructuring Officer.

Depending on certain goals and performances being met, Resolve has the following off balance sheet arrangements in which Resolve is obligated to pay the previous owners of the following entities certain contingent amounts, which are the result of the various acquisitions. If additional amounts are paid these amounts will be recorded as additional goodwill when paid.

•	QRD International, Inc. d/b/a Delta Staffing - Based on gross profit targets, the prior owners may receive contingent performance payments of up to approximately $75,000 through September 11, 2007.
•	Midwest Staffing, Inc. - Based on pre-tax profit targets, the prior owners may receive contingent performance payments not to exceed $75,000 through September 27, 2007.
•	Project Solvers, Inc. - Based on pre-tax profit targets, the prior owners may receive contingent performance payments not to exceed $200,000 through October 25, 2008.
•	Pro Care Medical Staffing, LLC. - Based on pre-tax targets the prior owners may receive contingent performance payments not to exceed $ 650,000 in total through November 9, 2007.
•	Big Sky Travel Nurses, Inc. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $15,000 through November 27, 2007.
•	Assisted Staffing, Inc. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $25,000 through December 10, 2007.
•	Driver’s Plus, Inc. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $10,000 through December 26, 2007.
•	Ready Nurse, LLC. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $10,000 through March 5, 2008.
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

Employee Agreements

The employment agreement with Mr. Heineman dated October 1, 2006, (for a 5 year term) sets forth the terms of his continued employment with the Company as chief executive officer and provides for, among other matters: a base salary, bonuses based on the achievement of specific goals as determined by the agreement and a severance package as specified in the agreement. During May 2007, the term of this agreement was extended to seven years.

During May 2007, our former chief financial officer, Scott Horne, resigned from that position, but remains as an employee with the Company as vice-president of franchise development. Mr. Horne’s written employment agreement in his prior capacity with the Company is no longer in effect. On an interim basis, and during the Company’s search for a new chief financial officer, Mr. Heineman, our chief executive officer, is also serving as the Company’s chief financial officer.

The employment agreement with Mr. Roux dated October 1, 2006, (for a 3 year term) sets forth the terms of his continued employment with the Company and provides for, among other matters: a base salary, bonuses based on the achievement of specific goals as determined by the agreement and a severance package as specified in the agreement.

NOTE K - INCOME TAXES

The Company’s current estimated annual effective income tax rate that has been applied to normal, recurring operations for the three and nine months ended September 30, 2007 is 0%.

As a result of the adoption of FIN 48, the Company has not recorded any change to retained earnings. At January 1, 2007 the Company had no unrecognized tax benefits that, if recognized, would favorably affect the Company's effective income tax rate in future periods. At September 30, 2007, the Company had no unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrued interest or penalties at January 1, 2007 and no accrued interest or penalties at September 30, 2007.

The tax years 2003 through 2006 remain open to examination by some or all of the major taxing jurisdictions to which we are subject.

Page - 15

The Company expects no material changes in its unrecognized tax benefits for tax positions taken within the next twelve months.

NOTE L - CASH FLOW SUPPLEMENTAL INFORMATION

Cash paid for interest during the nine months ended September 30, 2007 and 2006 amounted to $2,189,312and $596,718, respectively.

Non-cash investing and financing activities:

During the nine month period ended September 30, 2007, the following non-cash transactions were recorded:

Acquisition of Entities from Unrelated Parties

During the nine month period ended September 30, 2007, Resolve Staffing, Inc., entered into purchase agreements (“Agreements”), to acquire all of the assets and/or ownership of two privately-held entities owned and operated by unrelated parties. Pursuant to the acquisition agreements, Resolve acquired the temporary employee staffing locations from the newly acquired entities.

Resolve agreed a total purchase price for the acquisition from two unrelated parties of $2,137,500. The Company issued notes payable, common stock and accrued contingent expenses in exchange for the net assets acquired and liabilities assumed of the above acquired entities as described below. The following table summarizes the estimated fair value of the assets acquired on the date of acquisition:

	Choice Staff	Velocity	Total
Property and Equipment	$15,000	$10,000	$25,000
Goodwill	1,197,180	830,330	2,027,510
Accounts payable	(25,000)	-	(25,000)
Notes payable	(729,680)	(560,330)	(1,290,010)
Net Assets Acquired:	$457,500	$280,000	$737,500

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

Resolve issued notes payable and accrued contingent expenses in exchange for the assets and liabilities of the above staffing entities as described below. The following table summarizes the estimated fair value, of the assets acquired and liabilities assumed, on the date of acquisition:

Property and equipment	$180,000
Non-compete	650,000
Goodwill	3,364,251
Total	$4,194,251

During the nine months ended September 30, 2006, Resolve issued a note payable to a consultant in the amount of $6,000,000 for the purchase of 4,000,000 shares of the Company’s common stock. As of June 30, 2006, $800,000 (533,334 shares purchased) was paid towards the note. On June 30, 2006, the agreement was terminated and the note was canceled and the remaining balance of common stock issued (3,566,666 shares) was canceled.

NOTE M - STOCKHOLDERS’ EQUITY

Issuance of Common Stock

During the nine months ended September 30, 2007 the Company issued 250,000 shares of common stock for acquisitions. The shares issued for acquisitions have been valued at approximately $737,500 and have been recorded as an increase in paid in capital.

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

Page - 16

Common Stock Warrants

As of September 30, 2007 there were 2,000,000 warrants outstanding. The warrants were issued on October 1, 2006 had an exercise price of $2.00 (1 million warrants) and $3.00 (1 million warrants). By subsequent modifications to the warrant agreements, the Company and all purchasers of the common stock purchase warrants sold to private placement investors on October 1, 2006, were adjusted. The adjusted common stock purchase warrants now have an exercise price of $1.25 and $1.75, respectively and are exercisable for a term that expires September 30, 2009.

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

During March 2007 the Company finalized its renewal of its various lines of credit described in Note G. The lines of credit were increased to $29,150,000,, call for interest payable monthly at the prime interest rate, include certain financial covenants and mature September 30, 2007 and January 31, 2008. These lines of credit are guaranteed by certain shareholders and affiliated entities. During May 2007, the Company received a notice of default under the terms of these various lines of credit. During September 2007, the Company and the Bank entered into a Forbearance and Reaffirmation Agreement whereby the Bank agreed to forbear from exercising its rights and remedies against the Company and the Subsidiaries with respect to the defaults existing as of September 28, 2007 until the earlier to occur of (i) December 31, 2007 or (ii) the occurrence of a “Forbearance Default”.

NOTE N - PROFORMA INFORMATION

The consolidated financial statements as of and for the nine months ended September 30, 2007 are presented in accordance with accounting principles generally accepted in the United States of America (GAAP), which requires that the financial results of acquired entities are included in the consolidated financial statements from the date of acquisition. As a result, the consolidated statement of operations does not include the activity of the acquired companies for the period from January 1 to the date of acquisition. Below is the pro forma information for the significant acquisitions entered into during 2006 by the Company, on October 1, 2006, and the acquisition of Power KFT, on October 11, 2006.

Presented below is the unaudited pro forma condensed combined consolidated statement of operations for the nine months ended September 30, 2006 as if the acquisitions of ELS, Power KTF, and Star Personnel, Inc. had been completed January 1, 2006.

	Actual	Star Personnel, Inc.	Power Personnel, Inc.	ELS Inc. (Pre Combination)	Pro-forma adjustments	Pro-forma
Service Revenues	$ 88,778,862	$ 6,665,403	$ 7,679,844	$ 40,202,590	(a) (55,269)	$ 143,271,430

Cost of Services	75,718,957	4,614,832	6,190,000	34,430,645	(a) (55,269)	120,899,165

Gross Margin	13,059,905	2,050,571	1,489,844	5,771,945	-	22,372,265

Operating Expenses	11,962,626	2,073,399	1,414,420	5,594,102	-	21,044,547

Income (Loss) From Operations	1,097,279	(22,828)	75,424	177,843	-	1,327,718

Interest expense	(596,718)	(93)	(107,848)	2,511	( b) (527,985)	(1,230,133)

Net (Loss) Income	$500,561	$(22,921)	$(32,424)	$ 180,354	$ (527,985)	$ 97,585

Pro-forma earnings per share information for the year ended December 31, 2006:
Basic weighted average shares outstanding:	19,158,613
Pro forma basic net loss per common share:	$ 0.00

NOTES TO THE UNAUDITED PRO FORMA CONDENSED COMBINED CONSOLIDATED STATEMENT OF OPERATIONS

a)	Elimination of Management Fees allocated to Resolve by ELS, Inc. for the period January 1, 2006 through September 30, 2006.
b)	Interest expense related to Bill Walton and Ron Heineman notes payable issued for the ELS/Resolve combination. Interest computed as if the notes were issued January 1, 2006.

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

Page - 17

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

Page - 18

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

Purchase price allocations in the business combinations - We account for acquisitions of businesses in accordance with the requirements of SFAS 141, Business Combinations ("SFAS 141"). Pursuant to SFAS 141, we utilize the purchase method in accounting for acquisitions whereby the total purchase price is first allocated to the assets acquired and liabilities assumed, and any remaining purchase price is allocated to goodwill. We recognize intangible assets apart from goodwill if they arise from contractual or other legal rights or if they are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. Valuation of intangible assets acquired requires significant judgment in determining fair value and whether such intangibles are amortizable or non-amortizable and, if amortizable, the period and method by which the intangible asset will be amortized. Changes in the initial assumptions could lead to changes in amortization charges recorded in our financial statements. Additionally, estimates for purchase price allocations may change as subsequent information becomes available.

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

The allowance for bad debts is recorded monthly as a percent of sales, and quarterly all accounts are reviewed for collectability and the balance is reviewed and adjusted accordingly.

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

Intangible Assets and Goodwill - We assess the recoverability of intangible assets and goodwill annually and whenever events or changes in circumstances indicate that the carrying value might be impaired. Factors that are considered include significant underperformance relative to expected historical or projected future operating results, significant negative industry trends and significant change in the manner of use of the acquired assets. Management's current assessment of the carrying value of intangible assets and goodwill indicates there was no impairment as of September 30, 2007. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets, as of the date of our annual assessment during the fourth quarter of our fiscal year.

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

Page - 19

Such factors with respect to the Company include difficulties associated with integrating acquired businesses and clients into the Company’s operations, economic trends in the Company’s service areas, material deviations from expected future workers’ compensation claims experience, the effect of changes in the workers’ compensation regulatory environment in one or more of the Company’s primary markets, collectability of accounts receivable, the carrying values of deferred income tax assets and goodwill, which may be affected by the Company’s future operating results, and the availability of capital or letters of credit necessary to meet state-mandated surety deposit requirements for maintaining the Company’s status as a qualified self-insured employer for workers’ compensation coverage, among others.

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

Total business increased significantly due to two large acquisitions, ELS and Power Personnel. Please refer to the Pro Forma table below for more detailed breakdown of the business components. The addition of ELS improved Resolve's cash flow. A PEO collects its revenue at roughly the same time it disburses expenses. The lack of carrying accounts receivable enhances cash flow by making days sales outstanding a one day requirement. Power Personnel was purchased and retained its operating lines of credit. It should need little or no funding from its parent. The funding of the Power Personnel purchase to the former owner as described in Note G is the only cash flow requirement.

Results of Operations

We report PEO revenues in accordance with the requirements of EITF No. 99-19 which requires us to report such revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts. We present for comparison purposes the Pro-forma Non-GAAP gross revenues and Pro-forma Non-GAAP cost of revenues information for the nine months ended September 30, 2007 and 2006 set forth in the table below. Although not in accordance with generally accepted accounting principles in the United States (“GAAP”), management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our PEO services on a basis comparable to our staffing services.

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

Management uses non-GAAP revenue as a measure for business velocity. The PEO business collects significantly more cash than GAAP reporting under the ETIF. The cash must be used prudently and affects working capital decisions, even though it is netted for GAAP purposes. A reconciliation of pro forma non-GAAP gross revenues to pro forma net revenues is reflected in the table below. This Non-GAAP presentation of pro forma revenues for 2007 and 2006 is as follows:

	Pro-forma Non-GAAP Nine Months Ended September 30,
	2007	2006
Revenues:
Staffing services	$ 146,115,879	$88,778,862
Professional employer services	230,353,386	218,411,872

Total revenues	376,469,265	307,190,734

Total cost of revenues	355,428,902	288,357,680

Gross margin	$21,040,363	$18,833,054

A reconciliation of Non-GAAP pro-forma gross revenues to net revenues is as follows for the nine months ended September 30, 2007 and 2006:

	Pro-forma Non-GAAP Gross Revenue Reporting Method		Reclassification		Pro-forma Net Revenue Reporting Method
	2007	2006	2007	2006	2007	2006
Revenues:
Staffing services	$ 146,115,879	$ 88,778,862	$ -	$ -	$ 146,115,879	$ 88,778,862
Professional employer services	230,353,386	218,411,872	188,686,088	180,212,332	41,667,298	38,199,540

Total revenues	376,469,265	307,190,734	188,686,088	180,212,332	187,783,177	126,978,402

Total cost of revenues	355,428,902	288,357,680	188,686,088	180,212,332	166,742,834	108,145,348

Gross margin	$ 21,040,363	$ 18,833,054	$ -	$ -	$ 21,040,363	$18,833,054

Comparison of consolidated operations for the three months ended September 30, 2007 to the three months ended September 30, 2006

In the fourth quarter, the Company purchased the PEO operations of ELS. ELS was a national PEO, and added new segment revenue by expanding the Company’s product line. Also, in the quarter, the Company purchased Power Personnel in New York. This added seven offices to the Company's New York region.

Our net income decreased from $903,841 for three months ended September 30, 2006 to $44,483 or an $859,358 decrease for the three months ended September 30, 2007. A discussion of our results of operations is as follows:

Revenues for three months ended September 30, 2006 compared to 2007 increased from $43,703,819 to $64,641,827 or a 48% increase, reflecting an increase in organic growth and an aggressive acquisition and marketing efforts. This growth is also attributable to both growth through acquisitions and growth with our existing clients as well as expanding our customer base. As described in the footnotes to the financial statements, this increase is also a result of the merger between Resolve Staffing and ELS, which resulted in expanded services, including both staffing and PEO services.

Our cost of revenues increased from $32,268,759 for the three months ended September 30, 2006 to $55,901,817 for the three months ended September 30, 2007. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue, our cost of revenues decreased from 88% in 2006 to 86% in 2007. This increase in our cost of revenues is attributable to changes in our sales mix. In addition to standard staffing services, Resolve also offers human resource outsourcing services, such as strategic temporary staffing. While our staffing margins continue to remain constant, the increase in revenues attributable to strategic temporary staffing, which has lower margins, causes our costs of revenues to increase, as a percent of revenues. We expect our gross profit margins for staffing services to increase, as a percent of revenues, in the future as we continue to grow our business in higher margin areas such as the truck driver and medical staffing market niches. However, as we continue to increase revenues from other services, such as payroll processing, we expect overall gross margins to continue to fluctuate.

Operating expenses have increased from $4,252,762 for the three months ended September 30, 2006 to $7,862,006 for the three months ended September 30, 2007. This increase is attributable to our aggressive growth through acquisitions and opening of new locations. Resolve has grown into a national provider of staffing services with approximately 69 offices from coast to coast. This increase in operating expenses includes marketing, salaries, rents, and various other expenses associated with these locations, as well as corporate overhead and infrastructure to support the locations. These costs have increased from approximately 10% to 12% as a

Page - 20

percent of revenues. This increase is attributable to the relatively fixed nature of some of the expenses. Operating expenses also includes non cash related items such as amortization of non-compete agreements and depreciation.

Interest expense increased from $278,457 for the three months ended September 30, 2006 to $833,521 for the three months ended September 30, 2007. The increase is attributable to increase debt obligations related to our aggressive acquisition strategy. A majority of our debt is through affiliated parties, including Ron Heineman and ELS, Inc. This is discussed in detail in the footnotes to our financial statements.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net income of $44,483 for the three months ended September 30, 2007 as a result of the matters discussed above. This represents an $859,358 decrease in net income from the three months ended September 30, 2006. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Comparison of consolidated operations for the nine months ended September 30, 2007 to the nine months ended September 30, 2006

Revenues for the nine months ended September 30, 2007 compared to 2006 increased from $88,778,862 to $187,783,177, a 112% increase, reflecting an increase in organic growth and our aggressive acquisition and marketing efforts. This growth is also attributable to both growth through acquisition, and growth with our existing clients as well as expanding our customer base. As described in the footnotes to the financial statements, this increase is also a result of the merger between Resolve Staffing and ELS, which resulted in expanded services including both staffing and PEO services.

Our cost of revenues increased from $75,718,957 for the nine months ended September 30, 2006 to $166,742,834 for the nine months ended September 30, 2007. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue, our cost of revenues increased from 85% in 2006 to 89% in 2007. This increase in our cost of revenues is attributable to changes in our sales mix. In addition to standard staffing services, Resolve also offers human resource outsourcing services, such as strategic temporary staffing. While our staffing margins continue to remain constant, the increase in revenues attributable to strategic temporary staffing, which has lower margins, causes our costs of revenues to increase, as a percent of revenues. We expect our gross profit margins for staffing services to increase, as a percent of revenues, in the future as we continue to grow our business in higher margin areas such as the truck driver and medical staffing market niches. However, as we continue to increase revenues from other services, such as payroll processing, we expect overall gross margins to continue to fluctuate. Revenue from payroll services, approximately $41 million, generate a gross margin of 4.09%, thus resulting in a decrease, as a percent of revenues, of our gross margins for 2007.

We expect our gross profit margins to increase, as a percent of revenues, in the future as we continue to grow our business in higher margin areas and as one time adjustments (attributable to merger and acquisitions) decrease.

Operating expenses have increased from $11,962,626 in 2006 to $23,226,810 in 2007. This increase is attributable to our aggressive growth through acquisitions and our organic growth. Resolve has grown into a national provider of HRO services with 71 offices. This increase in operating expenses includes marketing, salaries, rents, and various other expenses associated with these locations. These costs have decreased from approximately 13% to 12% as a percent of revenues.

Interest expense increased from $596,718 in 2006 to $2,231,197 in 2007. The increase is attributable to increase in debt obligations related to our increased credit lines, aggressive acquisition strategy and the recent merger with ELS. A major portion of our debt is through affiliated parties, including Ron Heineman. This is discussed in detail in the footnotes to our financial statements.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $4,417,664 for the nine months ended September 30, 2007 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a net working capital deficit of $27,102,916 and a stockholder’s deficit of $1,090,735, as of September 30, 2007.

For the nine months ended September 30, 2007 the Company incurred a net loss of $4,417,664. Of this loss, $1,296,513 did not represent the use of cash. Non-cash expenditures consisted of depreciation of $310,168, increase in allowance for doubtful accounts of $652,421 and amortization of non-compete agreements of $333,924. Changes in accounts receivable, prepaid and other assets, along with increases in accounts payable, payroll, salary, and other accruals brought the total cash used in by operations to $1,687,140. Additionally, the Company used $329,595 to purchase computer equipment, software and office equipment during the nine months ended September 30, 2007.

Page - 21

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

Net cash provided by investing activities totaled $165,898 for the nine months ended September 30, 2007, compared to net cash used in investing activities of $2,491,203 for 2006. For 2007, the principal uses of cash for investing activities were for purchases of property and equipment and goodwill and non-compete agreements totaling an aggregate value of $414,595.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $2,102,859 compared to net cash used in financing activities of $6,318,629 for 2006. For 2007, the principal source of cash from financing activities was from lines of credit.

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

•	QRD International, Inc. d/b/a Delta Staffing - Based on gross profit targets, the prior owners may receive contingent performance payments of up to approximately $75,000 through September 11, 2007.
•	Midwest Staffing, Inc. - Based on pre-tax profit targets, the prior owners may receive contingent performance payments not to exceed $75,000 through September 27, 2007.
•	Project Solvers, Inc. - Based on pre-tax profit targets, the prior owners may receive contingent performance payments not to exceed $200,000 through October 25, 2008.
•	Pro Care Medical Staffing, LLC. - Based on pre-tax targets the prior owners may receive contingent performance payments not to exceed $650,000 in total through November 9, 2007.
•	Big Sky Travel Nurses, Inc. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $15,000 through November 27, 2007.
•	Assisted Staffing, Inc. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $25,000 through December 10, 2007.
•	Driver’s Plus, Inc. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $10,000 through December 26, 2007.
•	Ready Nurse, LLC. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $10,000 through March 5, 2008.
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

Page - 22

Contractual Obligations

The Company’s contractual obligations as of September 30, 2007, including long-term debt and commitments for future payments under non-cancelable lease arrangements, are summarized below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating leases	$ 2,737,862	$ 1,035,826	$1,286,123	$ 415,913	$ -
Long-term debt	33,581,902	23,219,202	4,518,469	2,367,564	3,476,667
Interest	2,720,134	1,880,756	461,882	191,773	185,723
Total contractual obligations	36,319,764	24,255,028	5,804,592	2,783,477	3,476,667
Total With Interest	$39,039,898	$26,135,784	$6,266,474	$2,975,250	$3,662,390

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

The Company is in receipt of a Determination and Assessment from the State of Michigan, Department of Labor & Economic Growth, Unemployment Insurance Agency seeking payment of amounts totaling $9,505,212. The Company and legal counsel believe that this assessment is baseless and without merit and intends to contest this assessment vigorously. As of September 30, 2007, no amount is accrued in the Company’s financial statements as the matter is deemed groundless and outside the authority of the Agency.

Page - 23

The Company is in receipt of assessments totaling $44,092,764 from the State of Ohio sales tax auditors on employee leasing or co-employment sales. As of November 7, 2007, this amount is $52,711,437, including penalty and interest. The Company conducts its business through written contracts of at least one year, and claims exemption from the sales tax auditor's position. We continue to work with the sales tax auditors to have this matter dismissed. As of September 30, 2007, no amount is accrued in the Company's financial statements as the Company and legal counsel believe this assessment is groundless.

As of September 30, 2007 the Company is in receipt of a notice from the United States Department of Labor asserting various violations of ERISA relating to the ELS group health plan. The Company is attempting to address the alleged violations and does not believe this matter will have a material impact on the accompanying financial statements.

The Company has received assessments from the Internal Revenue Service ("IRS") in a combined amount of approximately $884,000. As of September 30, 2007 no amount has been accrued in the Company's consolidated financial statements as the Company's management believes all required documentation will be provided to the IRS and expects the assessments to be fully abated.

ITEM 1A. RISK FACTORS

The Company hereby incorporates by reference all risk factors disclosed in our amended 2006 Annual Report on Form 10-K/A. In addition thereto, and during the period covered by this report, the following material changes in the Company’s risk factors have occurred.

The Company received certain comment letters from the Commission relative to the Company’s Form 8-K/A filed on December 20, 2006 which reported the consummation of the Combination between the Company and ELS, and the Commission’s view that the Combination should be treated for accounting purposes as a forward merger, rather than as a reverse merger. The Commission has also issued comments to the Company upon its review of the Company’s Form 10-K for the year ended December 31, 2006, which address this same issue. The Company initially sought to address the Commission’s comments by providing supplementary information with respect to the terms and details of the merger, as the Company believed that the merger should be treated as a reverse merger for accounting purposes.

The Company is in receipt of a Determination and Assessment from the State of Michigan, Department of Labor & Economic Growth, Unemployment Insurance Agency seeking payment of amounts totaling $9,505,212. The Company and legal counsel believe that this assessment is baseless and without merit and intends to contest this assessment vigorously. As of September 30, 2007, no amount is accrued in the Company’s financial statements as the matter is deemed groundless and outside the authority of the Agency.

The Company is in receipt of assessments totaling $44,092,764 from the State of Ohio sales tax auditors on employee leasing or co-employment sales. As of November 7, 2007 this amount is $52,711,437, including penalty and interest. The Company conducts its business through written contracts of at least one year, and claims exemption from the sales tax auditor's position. We continue to work with the sales tax auditors to have this matter dismissed. As of September 30, 2007, no amount is accrued in the Company's financial statements as the Company and legal counsel believe this assessment is groundless.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2007 the Company issued 250,000 shares of common stock for acquisitions. The shares issued for acquisitions have been valued at approximately $737,500 and have been recorded as an increase in paid in capital. The issuance of these shares was exempt from registration under § 4(2) of the Securities Act of 1933, as such issuance did not involve any public offering.

On January 20, 2007 certain individuals converted outstanding warrants into shares of common stock. A total of 714,360 warrants were converted into 535,770 shares of common stock. The conversion was a cashless conversion. The issuance of these shares was exempt from registration under § 4(2) of the Securities Act of 1933, as such issuance did not involve any public offering.

On January 26, 2007, the Board of Directors approved the repurchase of 129,460 warrants to purchase common stock at $0.75 per share. Per the Warrant Agreement, the Company exercised its option to purchase the warrants for $.05 each, for an aggregate total of $6,473. There were no other purchases of the Company’s common stock, and the Company did not declare a stock repurchase program, during the first two quarters of 2007.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the nine months ended September 30, 2007.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Page - 24

There were no submissions of matters to a vote of shareholders for the nine months ended September 30, 2007.

ITEM 5. OTHER INFORMATION

The Company has retained Conway, McKenzie & Dunleavy, financial advisors, as the company’s Chief Restructuring Officer.

ITEM 6. EXHIBITS

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this Report.

Page - 25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOLVE STAFFING, INC.

Dated: November 14, 2007	/s/ Ronald Heineman
By: Ronald Heineman, Chief Executive Officer, Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350.

Page - 26