Form 10-Q/A
period 2007-03-31
RESOLVE STAFFING INC
filed 2007-11-27
CIK 1106207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2007, 19,428,511 shares of commons tock, par value $.0001 were outstanding.

Page - 1

RESOLVE STAFFING, INC.

Page - 2

ITEM 1. FINANCIAL STATEMENTS

RESOLVE STAFFING, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006

ASSETS	2007	2006
Current assets:
Cash	$ -	$ -
Accounts receivable - trade, net	15,249,258	18,155,656
Prepaid expenses	782,242	1,158,640
Worker’s compensation insurance refunds receivable	-	147,350
Total current assets	16,031,500	19,641,646

Property and equipment, net	1,457,595	1,343,773

Advances and notes receivable - related parties	450,850	681,237

Other assets:
Worker’s compensation insurance deposits	1,449,536	1,319,931
Other assets	554,556	393,456
Goodwill	32,189,025	29,724,511
Covenants not to compete	260,053	432,632
Total other assets	34,453,170	31,870,530

Total assets	$52,393,115	$53,357,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$3,325,566	$1,255,405
Accounts payable and accrued liabilities	2,844,816	7,253,878
Accrued salaries and payroll taxes	7,796,960	6,323,928
Accrued workers' compensation insurance	1,827,647	2,239,400
Lines of credit	16,314,817	15,702,621
Current portion of long-term debt	4,789,401	6,604,003
Notes payable - related party	91,500	91,500
Workers' compensation insurance policy reserves	1,938,449	1,636,313
Total current liabilities	38,929,156	41,107,048

Long term liabilities:
Long term debt, less current portion	10,407,799	9,660,709

Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized, issued and outstanding March 31, 2007: 19,428,511 shares; December 31, 2006: 18,642,740 shares	1,943	1,864
Paid-in capital	7,146,002	6,408,581
Accumulated deficit	(4,091,785)	(3,821,016)
Total stockholders’ equity	3,056,160	2,589,429

Total liabilities and stockholders’ equity	$52,393,115	$53,357,186

See accompanying notes to consolidated financial statements.

Page - 3

RESOLVE STAFFING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
Revenues	$61,861,760	$ 17,404,578

Cost of revenues	54,418,623	14,184,002

Gross profit	7,443,137	3,220,576

Operating expenses	7,113,666	3,564,928

Income (loss) from operations	329,471	(344,352)

Other expense:
Interest expense	(600,240)	(151,838)
Other expenses, net	(600,240)	(151,838)

Net loss	$(270,769)	$(496,190)

Net loss per share basic and diluted	$(0.01)	$(0,03)

Weighted average number of shares used in loss per share Computation:
Basic and diluted	19,526,514	15,263,345

See accompanying notes to consolidated financial statements.

Page - 4

RESOLVE STAFFING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
Cash Flows From Operating Activities:
Net loss	$(270,769)	$(496,190)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	106,743	42,032
Change in allowance for doubtful accounts	56,908	38,524
Amortization of non-compete agreements	172,579	51,212
Stock-based compensation	-	119,749
Changes in operating assets and liabilities:
Accounts receivable-trade	2,849,490	(2,479,558)
Workers’ compensation insurance policy refunds	147,350	-
Prepaid and other assets	215,301	(384,892)
Accounts payable and accrued liabilities	(4,654,753)	590,065
Accounts payable to related parties	1,473,032	(825,921)
Accrued salaries and payroll taxes	(411,753)	399,680
Workers’ compensation insurance	(129,605)	-
Workers’ compensation insurance policy reserves	302,136	-
Total adjustments	127,428	(2,449,109)

Net cash flows used in operating activities	(143,341)	(2,945,299)

Cash Flows From Investing Activities:
Purchases of property and equipment	(195,565)	(118,997)
Collections from related parties	230,387	-
Net cash flows provided by (used in) investing activities	34,822	(118,997)

Cash Flows From Financing Activities:
Bank overdraft	2,070,161	591,902
Net borrowings (paydowns) on lines of credit	612,196	(91,927)
Repayments of notes payable	(2,573,838)	(2,204,795)
Proceeds from notes payable	-	5,135,350
Proceeds from loans payable - related party	-	(366,234)

Net cash provided by financing activities	105,819	3,064,296

Net Increase (Decrease) in Cash	-	-

Cash, Beginning of the Period	-	-

Cash, End of the Period	$ -	$-

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

In connection with the Combination on October 1, 2006, the Company was ultimately determined to be the accounting acquirer in the Combination and the transaction was accounted for as a forward merger under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. This determination was reached after initially determining that ELS was the accounting acquirer, but after comments from and consultations with the accounting Staff at the U.S. Securities and Exchange Commission (“Commission”), the Company modified the accounting treatment of the Combination giving rise to the filing of its annual report on Form 10-K/A for the year ended December 31, 2006 and the filing of amended reports on Forms 10-Q/A for the periods ended March 31, 2007 and June 30, 2007.

Organization, Basis of Presentation and Principles of Consolidation

The consolidated financial statements for the period ended March 31, 2007 include the financial statements of Resolve, ELS and its subsidiaries. All inter-company and inter-affiliate balances and transactions have been eliminated.

In accordance with the accounting treatment described above, the historical financial statements for the three months ended March 31, 2006, prior to the Combination reflect those of Resolve that were filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2006, in the Quarterly Report on Form 10-QSB.

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

The Company plans to continue to grow the business through the acquisition of private companies in the staffing industry that would provide types of staffing and/or related services with which the Company is familiar. The Company may seek private staffing companies for acquisitions or strategic alliances both in and out of its current markets. By acquiring existing staffing companies the Company believes it will enable it to:

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

Accounts Receivable	$ 465,423
Prepaid and Other Assets	181,560
Property and Equipment	454,123
Goodwill	14,898,181
Related Party Receivable	6,996,214
Deposits and Other Assets	389,996
Accounts Payable and Accrued Liabilities	(5,761,842)
Bank overdraft	(1,894,315)
Notes Payable	(1,150,000)
Total	$14,579,340

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENT’S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Acquisition of Entities from Unrelated Parties

During the three months ended March 31, 2007, Resolve Staffing, Inc. entered into purchase agreements (“Agreements”), to acquire certain of the assets and/or ownership of two privately-held entities owned and operated by unrelated parties. Pursuant to the acquisition agreements, Resolve acquired the temporary employee staffing locations from the newly acquired entities.

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

In conjunction with the acquisitions from the unrelated parties during the three months ended March 31, 2007, approximately $2,027,500 has been assigned to goodwill. All of the goodwill is expected to be deductible for tax purposes.

In conjunction with the previous purchase agreements described in Note J, the Company capitalized additionally approximately $437,000 in goodwill during the three months ended March 31, 2007.
.
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

Principles of Consolidation

The consolidated financial statements for the three months ended March 31, 2007 and 2006 include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in preparing the accompanying consolidated financial statements.

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

Page - 7

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

Resolve's trade accounts receivable result from the sale of its services to customers, and customers consist primarily of private companies. Resolve uses the allowance method to account for uncollectible accounts. Bad debt expense for the three months ended March 31, 2007 and 2006 was $56,908 and $38,524, respectively. The nature of the company’s business changed from a strictly staffing organization to a combined staffing and PEO organization, resulting in a significant year over year change. The Company’s policy for determining when receivables are past due is 31 days after original invoice date. The Company’s policy for charging off uncollectible accounts receivable requires approval of the Chief Operating Officer, after reviewing Corporate Credit recommendation in consultation with the Resolve Corporate Finance Group and the specific branch involved, determining that the debt has little, if any chance, of being collected. An allowance for doubtful accounts in the amounts of $529,336 and $135,510 was recorded at March 31, 2007 and 2006, respectively.

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

Liquidity and Management’s Plans

As reflected in the accompanying consolidated financial statements, the Company has a net working capital deficit of $22,897,656 and stockholders’ equity of $3,056,160, as of March 31, 2007. During 2007, the Company incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

Page - 8

For the three months ended March 31, 2007 the Company incurred a net loss of $270,769. Of this loss, $336,230 did not represent the use of cash. Non-cash expenditures consisted of depreciation of $106,743, increase in allowance for doubtful accounts of $56,908, and amortization of non-compete agreements of $172,579. Changes in accounts receivable, prepaid and other assets, along with increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $143,341. Additionally the Company used $195,565 to purchase computer equipment, software and office equipment during the three months ended March 31, 2007.

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

Advertising Costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Resolve did not have direct-response advertising costs during the three months ended March 31, 2007 and 2006. Total advertising costs for the three months ended March 31, 2007 and 2006 were $197,981 and $203,308, respectively.

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

Income (Loss) Per Share

Net income (loss) per share is computed based upon the weighted average number of outstanding shares of the Company’s common stock for each period presented. The weighted average number of shares for the three month periods ended March 31, 2007 and 2006 excluded 2,000,000 and 843,820, respectively, common stock equivalents, representing warrants, since the effect of including them would be anti-dilutive.
.

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

Presented below is the reconciliation of segment information to the consolidated statement of operations for the three months ended March 31, 2007:

	Total	Staffing	PEO
Revenue	$61,861,760	$47,876,859	$13,984,901
Cost of revenues	54,418,623	42,258,209	12,160,414
Gross profit	7,443,137	5,618,650	1,824,487
Operating expenses	7,113,666	5,215,067	1,898,599
Income (loss) from operations	329,471	403,583	(74,112)
Interest expense	(600,240)	(538,077)	(62,163)
Net loss	$(270,769)	$(134,494)	$(136,275)

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

Goodwill

The Company has acquired businesses from related and unrelated parties since 2005. The acquisitions were accounted for using the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations. The cost in excess of net assets purchased was recorded as an asset (entitled “Goodwill”). The Company does not amortize the goodwill balance, but reviews annually (or more frequently if impairment indicators arise) for impairment under a two-step impairment test in accordance with FASB Statement No. 142, Accounting for Goodwill and Other Intangible Assets. The first step is to compare the carrying amount of the reporting unit’s assets to the fair value of the reporting unit. If the carrying amount exceeds the fair value, then the second step is required to be completed, which involves the fair value of the reporting unit being allocated to each asset and liability with the excess being implied goodwill. The impairment loss is the amount by which the recorded goodwill exceeds the implied goodwill. No impairment loss was recognized for the three months ended March 31, 2007 and 2006.

Health Benefits

Claims incurred under health benefit plans are expensed as incurred according to the terms of the contract. Liability reserves are established for the benefit claims reported but not yet paid and claims that have been incurred but not yet reported.

NOTE B - PROPERTY AND EQUIPMENT, NET

Property and equipment as of March 31, 2007 and December 31, 2006 is summarized as follows:

	2007	2006

Office equipment	$1,195,713	$746,832
Computer hardware and software	602,529	872,230
Leasehold improvements	302,964	260,307
Vehicles	24,618	8,139
Total property and equipment	2,125,824	1,887,508
Less, accumulated depreciation	(668,229)	(543,735)
Net property and equipment	$1,457,595	$1,343,773

Depreciation expense for the three months ended March 31, 2007 and 2006 was $106,743 and $42,032, respectively.

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

During March 2006, the agreement was amended to allow unlimited maximum borrowings with a maturity date of September 30, 2007. The note bears interest at 3 percent per annum and is payable monthly As of March 31, 2007 and December 31, 2006, amounts owed were eliminated on consolidation.

Page - 11

NOTE C - RELATED PARTY TRANSACTIONS (CONTINUED)

Note payable to related party relates to borrowings of $91,500 from William Brown, a director and a principal shareholder. The underlying note bears interest at 5% and was due on June 30, 2004. The Company has a verbal agreement to extend the maturity date on a month-to-month basis.

Notes payable to related parties of $18,641,498 were issued in conjunction with the Combination. On May 1, 2007, the holders of these notes and the Company agreed to amend the original notes and reduce the amounts by $6,663,857. The outstanding amount of these notes, after the reduction, as of March 31, 2007 is $9,193,340. See Notes A and G.

Loan Guarantees

The lines of credit described in Note G below are secured by substantially all assets of the Company and guaranteed by Ron Heineman, with second mortgage guarantees by Restaurant Management Group, LLC and W.H. 2, LLC (“WH2”). Prior to the Combination, the lines of credit with ELS were also guaranteed by the Company. Resolve has two lines of credit providing maximum borrowings of $17,150,000 and $12,000,000 with a bank that were guaranteed by ELS, Inc. Borrowings under the Company’s lines of credit were $9,584,459 and $5,900,860, respectively, at March 31, 2007 and $11,735,029 and $2,906,471, respectively at December 31, 2006.

Related Party Lease

The Company leases its Cincinnati facility from WH2, a limited liability company owned by stockholders of the company under an operating lease expiring during September 30, 2011. Rent expense under this lease was $32,400, and $-, for the three months ended March 31, 2007 and 2006. Future minimum annual rentals under this operating lease are presented in Note H.

Advances Receivable

Advances receivable from related parties at March 31, 2007 and December 31, 2006 were $450,850 and $681,237, respectively.

NOTE D - WORKERS’ COMPENSATION INSURANCE

The Company maintains a high deductible insurance policy with respect to workers’ compensation coverage for its worksite employees who are not employed in the State of Ohio. The Company had provided a total of $1,938,449 and $1,636,313 at March 31, 2007 and December 31, 2006, respectively, as the estimated liability for unsettled workers’ compensation claims. The estimated liability for unsettled workers’ compensation claims represents management’s best estimate, which includes, in part, an evaluation of information provided by the Company’s third-party administrators for workers’ compensation claims to estimate the total future costs of all claims, including potential future adverse loss development. Included in this claim liability are case reserve estimates for reported losses, plus additional amounts based on projections for incurred but not reported claims, anticipated increases in case reserve estimates and additional claim related administration expenses. These estimates are continually reviewed and adjustments to liabilities are reflected in current operating results as they become known. The Company believes that the difference between amounts recorded for its estimated liabilities and the possible range of costs to settle related claims is not material to results of operations; nevertheless, it is reasonably possible that adjustments required in future periods may be material to the results of operations.

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

Page - 12

NOTE E - INTANGIBLE ASSETS

The Company’s intangible assets are comprised of goodwill and covenants not to compete arising from acquisitions. Goodwill will be assessed for impairment annually by management. The Company’s covenants not to compete have contractual lives principally ranging from one to two years and are being amortized over the period of benefit.

Intangibles consist of the following at:

	March 31, 2007	December 31, 2006

Covenants not to compete	$ 613,547	$ 613,547

Less amortization	(353,494)	(180,915)

	$ 260,053	432,632

Goodwill	$ 32,189,025	$29,724,511

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

Total Company contributions and plan expenses paid by the Company were $23,608 and $- for the three months ended March 31, 2007 and 2006, respectively.

Page - 13

NOTE G - LONG TERM DEBT AND LINES OF CREDIT

Notes payable and lines of credit as of March 31, 2007 and December 31, 2006 are as follows:

	2007	2006
Working capital line of credit to one bank, interest payable monthly at 7.75% per annum, maturing December 31, 2007, maximum of $12,000,000 in borrowings. Borrowings are not to exceed 80% of accounts receivable.	$9,584,459	$11,735,029
Over-line facility line of credit to one bank, interest payable monthly at 11.25% per annum, maturing December 31, 2007, maximum of $17,150,000.	5,900,860	2,906,471
Revolving line of credit with a financial institution that provides for maximum borrowings of $1,700,000 through November 2007. Borrowings are not to exceed 85% of accounts receivable. Interest accrues at 9.25% per annum.	759,695	986,956
Line of credit with a bank that provides for maximum borrowings of $100,000. Interest accrues at the bank's prime rate of 9.25% per annum. Maturity date is on demand.	69,804	74,165
Note payable to a bank, interest payable monthly at a rate of 6.6% per annum, maturing September 1, 2009.	270,836	303,746
Note payable to a financial institution, interest payable at annual percentage rate of 8.25% per annum. Monthly payments of $47,049 through July 2007.	196,930	351,910
Notes payable to two individuals for the Combination, interest payable at 5% per annum. Note principal and interest payments are due the first day of each month through December 31, 2017, however, no interest shall be accrued until January 1, 2008. See notes A and C.	9,193,340	10,280,343
Note payable to individual for the stock purchase of Power Personnel. The note will be paid in monthly installments of $125,637 through October 2008. Interest is payable at 5.3% per annum.	2,242,184	2,555,931
Two notes payable to financial institutions due June 2007 and November 2007. Interest accruing between 3.5% and 9.25% per annum.	37,002	37,866
Notes payable to various individuals for the acquisition of various staffing entities during 2005, 2006 and 2007. Notes are due at varying dates through December 2009 with monthly payment amounts ranging from $5,833 to $34,891. These notes bear no interest and accordingly management has imputed interest at 7.25% per annum. Shown net of discount of $148,433.	3,256,907	2,734,916
Note payable to an individual accruing interest at 5% to 12% per annum, maturity date is being extended verbally on a month to month basis.	91,500	91,500
Total long term debt and lines of credit	31,603,517	32,058,833

Current portion of long term debt and lines of credit	(21,195,718)	(22,398,124)
Long term portion of long term debt and lines of credit	$10,407,799	$9,660,709

Page - 14

NOTE G - LONG TERM DEBT AND LINES OF CREDIT (CONTINUED)

See Note C—Related Party Balances and Transactions, for information about the Credit Agreement with Ron Heineman.

See Note C - Related Party Balances and Transactions, for information about the Note Payable to William Brown.

Maturities of long term debt and lines of credit are as follows:

Year ending December 31,
2007	$21,195,718
2008	3,185,230
2009	1,378,338
2010	1,183,782
2011	1,183,782
Thereafter	3,476,667
$31,603,517

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

Page - 15

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

The Company maintains letters of credit of approximately $4,375,000 at March 31, 2007 to secure workers’ compensation policies in lieu of providing deposits. There were no draws on the letters of credit for the three months ended March 31, 2007.

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

The Company is in receipt of letters of assessment from the State of Ohio sales tax auditors making an assessment on employee leasing or co-employment sales of $44,092,764. As of November 7, 2007, this amount is $52,711,437, including penalties and interest. The Company conducts its business through written contracts of at least one year, and claims exemption from the sales tax auditor’s position. The Company continues to work with the sales tax auditors to have this matter dismissed. As of March 31, 2007, no amount is accrued in the Company’s consolidated financial statements as the Company and legal counsel believe this assessment is groundless.

The Company has received assessments from the Internal Revenue Service ("IRS") in a combined amount of approximately $884,000. As of March 31, 2007 no amount has been accrued in the Company's consolidated financial statements as the Company's management believes all required documentation will be provided to the IRS and expects the assessments to be fully abated.

As of March 31, 2007 the Company is in receipt of a notice from the United States Department of Labor asserting various violations of ERISA relating to the ELS group health plan. The Company is attempting to address the alleged violations and does not believe this matter will have a material impact on the accompanying consolidated financial statements.

On May 17, 2007, the Company’s primary lender, Fifth Third Bank (“Bank”), issued a default notice for the defaults that occurred and continue with respect to our senior credit facility with the Bank, repayment of the Overline Loan and the timely repayment of overdrafts in the Company’s deposit accounts, among other defaults. Subsequent to March 31, 2007 the Company has entered into a Forbearance Agreement through December 31, 2007.

The Company continued to negotiate and has recently finalized the terms of a Forbearance Agreement and financing with the Bank. Effective September 28, 2007, the Company and the Bank entered into a Forbearance and Reaffirmation Agreement (“Agreement”) with the Bank. During September 2007, the Company and the Bank entered into a Forebearance and Reaffirmation Agreement whereby the Bank agreed to forbear from exercising its rights and remedies against the Company and the Subsidiaries with respect to the defaults existing as of September 28, 2007 until the earlier to occur of (i) December 31, 2007 or (ii) the occurrence of a “Forbearance Default”. The parties to the Agreement other than the Bank include the Company and all subsidiaries of the Company, as well as Ron Heineman, chief exectuve officer of the Company, who signed the Agreement as guarantor. The Agreement was entered into for the purpose of reaffirming various credit terms in the Company’s Credit Agreement with the Bank, remedying the default status of the Credit Agreement and supplementing the Credit Agreement between the Company and the Bank. With the Agreement in place, the senior debt structure will be slightly modified including the combination of the Working Capital and Overline

Page - 16

Revolver into one loan. Borrowings under the Agreement will be formula-based with a maximum loan of $27.7 million. The Term Loan and Letter of Credit facilities will stay in place and not be modified.

Pursuant to the terms of the Agreement, among other conditions, the Company has retained a Chief Restructuring Officer, pursue an investment banking process to raise capital or otherwise pursue a sale transaction, and maintain financial advisors to assist the Company in these circumstances. The Company retained Conway, McKenzie & Dunleavy, financial advisors, as the Company’s Chief Restructuring Officer.

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

NOTE J - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Page - 18

NOTE L - CASH FLOW SUPPLEMENTAL INFORMATION

Cash paid for interest during the three months ended March 31, 2007 and 2006 amounted to $556,711 and $151,838, respectively.

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

Resolve issued notes payable, issued common stock and accrued contingent expenses in the amount of $2,137,500 in exchange for the assets and liabilities of the above staffing entities as described below. The following table summarizes the estimated fair value, of the assets acquired and liabilities assumed, on the date of acquisition:

	Choice Staff	Velocity	Total
Property and Equipment	$15,000	$10,000	$25,000
Goodwill	1,197,180	830,330	2,027,510
Accounts payable	(25,000)	-	(25,000)
Notes payable	(729,680)	(560,330)	(1,290,010)
Net Assets Acquired:	$457,500	$280,000	$737,500

During the quarter ended March 31, 2006, the Company issued a note receivable to a consultant in the amount of $6,000,000 for the purchase of 4,000,000 shares of the Company’s common stock.

During the quarter ended March 2006 the Company acquired all of the assets and ownership of 2 unrelated entities. In conjunction with these transactions Resolve issued notes payable in the amount of $150,000 and accrued $49,460 of contingent expenses in exchange for 100% of the ownership interest in 2 entities with 2 staffing locations. The fair value of the assets and liabilities assumed, on the date of acquisition were as follows:

Property and equipment	$10,000
Goodwill	189,460
Total	$199,460

NOTE M - STOCKHOLDERS’ EQUITY

Issuance of Common Stock

During the three months ended March 31, 2007 the Company issued 250,000 shares of common stock for acquisitions. The shares issued for acquisitions have been valued at approximately $737,500 and have been recorded as an increase in paid in capital.

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

Page - 19

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

NOTE N - SUBSEQUENT EVENT

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

Presented below is the unaudited pro forma condensed combined consolidated statement of operations for the three months ended March 31, 2006 as if the acquisition by the Company and Power KTF had been completed January 1, 2006.

	Actual	ELS	Power KTF	Pro-forma adjustments	Pro-forma
Revenues	$ 17,404,578	$ 12,624,972	$ 2,098,227	(a)(18,423)	32,109,354

Cost of revenues	14,184,002	9,803,836	1,708,259	(a)(18,423)	25,677,674

Gross profit	3,220,576	2,821,136	389,968	-	6,431,680

Operating expenses	3,564,928	1,824,157	448,495	-	5,837,580

Income (Loss) From Operations	(344,352)	996,979	(58,527)	-	594,100

Interest expense (income)	151,838	(14,456)	36,414	(b),175,995	349,791

Net (Loss) Income	$(496,190)	$1,011,435	$(94,941)	$(175,995)	$244,309

Pro-forma earnings per share information for the three months ended March 31, 2006:
Basic weighted average shares outstanding:	18,011,712
Pro forma basic net loss per common share:	$0.01

NOTES TO THE UNAUDITED PRO FORMA CONDENSED COMBINED CONSOLIDATED STATEMENT OF OPERATIONS

a)	Elimination of Management Fees allocated to Resolve by ELS Inc. for the period January 1, 2006 through March 31, 2006.
a)	Interest expense related to Bill Walton and Ron Heineman notes payable issued for the ELS/Resolve combination. Interest computed as if the notes were issued January 1, 2006.

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

Page - 22

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

Page - 23

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

Results of Operations

We report PEO revenues in accordance with the requirements of EITF No. 99-19 which requires us to report such revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts. We present for comparison purposes the Pro-forma Non-GAAP gross revenues and Pro-forma Non-GAAP cost of revenues information for the three months ended March 31, 2007 and 2006 set forth in the table below. Although not in accordance with generally accepted accounting principles in the United States (“GAAP”), management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our PEO services on a basis comparable to our staffing services.

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

	Pro-forma Non-GAAP Three Months Ended March 31,
	2007	2006
Revenues:
Staffing services	$ 47,876,859	$17,404,578
Professional employer services	74,062,511	67,677,885

Total revenues	121,939,370	85,082,463

Total cost of revenues	114,496,233	79,040,638

Gross margin	$7,443,137	$6,041,825

Page - 24

A reconciliation of non-GAAP pro-forma gross revenues to net revenues is as follows for the three months ended March 31, 2007 and 2006:

	Pro-forma Non-GAAP Gross Revenue Reporting Method		Reclassification		Pro-forma Non-GAAP Net Revenue Reporting Method
	2007	2006	2007	2006	2007	2006
Revenues:
Staffing services	$ 47,876,859	$17,404,578	$ -	$ -	$ 47,876,859	$17,404,578 -
Professional employer services	74,062,511	67,697,885	60,077,610	55,052,800	13,984,901	12,625,085

Total revenues	121,939,370	85,082,463	60,077,610	55,052,800	61,861,760	30,029,663

Total cost of revenues	114,496,233	79,040,638	60,077,610	55,052,800	54,418,623	23,987,838

Gross margin	$ 7,443,137	$ 6,041,825	$ -	$ -	$ 7,443,137	$6,041,825

Comparison of consolidated operations for the three months ended March 31, 2007 to the three months ended March 31, 2006

Revenues for the three months ended March 31, 2007 compared to 2006 increased from $17,404,578 to $61,860,760 a 255% increase, reflecting an increase in organic growth and our aggressive acquisition and marketing efforts. This growth is also attributable to both growth through acquisition, including the merger with ELS, and growth with our existing clients as well as expanding our customer base. As described in the footnotes to the financial statements, this increase is also a result of the merger between Resolve Staffing and ELS, which resulted in expanded services including both staffing and PEO services.

Cost of services increased from $14,184,002 for the three months ended March 31, 2006 to $54,418,623 for the three months ended March 31, 2007, an increase of 284% from the prior year. This increase is attributable to our aggressive growth through acquisitions and opening of new locations. Resolve has grown into a national provider of staffing services with approximately 78 offices from coast to coast. This increase in operating expenses includes marketing, salaries, rents, and various other expenses associated with these locations, as well as corporate overhead and infrastructure to support the locations. These costs have increased from approximately 81% to 88% as a percent of revenues. This increase is attributable to the relatively fixed nature of some of the expenses. Operating expenses also includes non cash related items such as amortization of non-compete agreements and depreciation.

We expect our gross profit margins to increase, as a percent of sales, in the future as we continue to grow our business in higher margin areas and as one time adjustments (attributable to merger and acquisitions) decrease.

Operating expenses have increased from $3,564,928 for the three months ended March 31 2006 to $7,113,666 for the three months ended March 31, 2007. This increase is attributable to our aggressive growth through acquisitions and our organic growth. Resolve has grown into a national provider of HRO services with 78 offices. This increase in operating expenses includes marketing, salaries, rents, and various other expenses associated with these locations. These costs have decreased from approximately 20% to 11% as a percent of sales.

Interest expense increased from $151,838 for the three months ended March 31, 2006 to $600,240 for the three months ended March 31, 2007. The increase is attributable to increase debt obligations related to our aggressive acquisition strategy. A majority of our debt is through affiliated parties, including Ron Heineman and ELS. This is discussed in detail in the footnotes to our financial statements.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $270,769 for the three months ended March 31, 2007 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has a net working capital deficit of $22,897,656 and stockholders’ equity of $3,056,160, as of March 31, 2007. During 2007, the Company incurred losses and has been dependent upon the financial support of stockholders, management and other related parties.

For the three months ended March 31, 2007 the Company incurred a net loss of $270,769. Of this loss, $336,230 did not represent the use of cash. Non-cash expenditures consisted of depreciation of $106,743, increase in allowance for doubtful accounts of $56,908,

Page - 25

and amortization of non-compete agreements of $172,579. Changes in accounts receivable, prepaid and other assets, along with increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $143,341. Additionally the Company used $195,565 to purchase computer equipment, software and office equipment during the three months ended March 31, 2007.

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

Net cash provided by investing activities totaled $34,822 for the three months ended March 31, 2007, compared to net cash used in investing activities of $118,997 for 2006. For 2007, the principal uses of cash for investing activities were for the acquisition of property and equipment totaling $195,565.

Net cash provided by financing activities for the three months ended March 31, 2007 was $105,819 compared to net cash provided by financing activities of $3,064,296 for 2006. For 2007, the principal source of cash from financing activities was from lines of credit and bank overdraft.

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

Page - 26

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

Contractual Obligations

The Company’s contractual obligations as of March 31, 2007, including long-term debt and commitments for future payments under non-cancelable lease arrangements, are summarized below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating leases	$ 2,543,199	$ 964,382	$ 1,459,848	$ 118,969	$ -
Long-term debt	38,267,374	21,195,718	5,747,349	2,367,564	8,956,743
Interest	2,956,587	1,572,722	534,774	184,501	664,590
Total contractual obligations	40,810,573	22,160,100	7,207,197	2,486,533	8,956,743
Total With Interest	$43,767,160	$ 23,732,822	$ 7,741,971	$2,671,034	$ 9,621,333

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

Page - 27

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

The Company has received assessments from the Internal Revenue Service ("IRS") in a combined amount of approximately $884,000. As of March 31, 2007 no amount has been accrued in the Company's consolidated financial statements as the Company's management believes all required documentation will be provided to the IRS and expects the assessments to be fully abated.

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

The Company is in receipt of a Determination and Assessment from the State of Michigan, Department of Labor & Economic Growth, Unemployment Insurance Agency seeking payment of amounts totaling $9,505,212. The Company and legal counsel believe that this assessment is baseless and without merit and intends to contest this assessment vigorously. As of the filing of this report, no amount is accrued in the Company’s financial statements as the matter is deemed groundless and outside the authority of the Agency.

The Company is in receipt of assessments totaling $44,092,764 from the State of Ohio sales tax auditors on employee leasing or co-employment sales. As of November 7, 2007 this amount is $52,711,437, including penalty and interest. The Company conducts its business through written contracts of at least one year, and claims exemption from the sales tax auditor's position. We continue to work with the sales tax auditors to have this matter dismissed. As of the filing of this report, no amount is accrued in the Company's financial statements as the Company and legal counsel believe this assessment is groundless.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities for the three months ended March 31, 2007.

During the three months ended March 31, 2007 the Company issued 250,000 shares of common stock for acquisitions. The shares issued for acquisitions have been valued at approximately $737,500 and have been recorded as an increase in paid in capital. The issuance of these shares was exempt from registration under § 4(2) of the Securities Act of 1933, as such issuance did not involve any public offering.

Page - 28

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There were no defaults on senior securities for the three months ended March 31, 2007.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no submissions of matters to a vote of shareholders for the three months ended March 31, 2007.

ITEM 5. OTHER INFORMATION

There is no other information to report for the period ended March 31, 2007.

(a) The registrant must disclose under this item any information required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q/A, but not reported, whether or not otherwise required by this Form 10-Q/A. If disclosure of such information is made under this item, it need not be repeated in a report on Form 8-K which would otherwise be required to be filed with respect to such information or in a subsequent report on Form 10-Q; and
(b) Furnish the information required by Item 407(c)(3) of Regulation S-K (§229.407 of this chapter).

ITEM 6. EXHIBITS

The exhibits filed with this report are listed in the Exhibit Index following the signature page of this Report.

Page - 29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOLVE STAFFING, INC.

Dated: November 27, 2007.	/s/ Ronald Heineman
By: Ronald Heineman, Chief Executive Officer, Chief Accounting Officer

Page - 30

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350.