Form 10-Q/A
period 2007-06-30
RESOLVE STAFFING INC
filed 2007-11-27
CIK 1106207

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2007, 19,428,511 shares of commons stock, par value $.0001 were outstanding.

Page - 1

RESOLVE STAFFING, INC.

Page - 2

ITEM 1. FINANCIAL STATEMENTS

RESOLVE STAFFING, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006
	June 30,	December 31,
ASSETS	2007	2006
Current assets:	(unaudited)
Cash	$ -	$ -
Accounts receivable - trade, net	17,323,768	18,155,656
Prepaid expenses	2,325,991	1,158,640
Worker’s compensation insurance refunds receivable	-	147,350
Total current assets	19,649,759	19,461,646

Property and equipment, net	1,448,465	1,343,773

Advances and notes receivable - related parties	107,439	681,237

Other assets:
Worker’s compensation insurance deposits	1,503,768	1,319,931
Other assets	1,272,617	393,456
Goodwill	32,395,128	29,724,511
Covenants not to compete	168,751	432,632
Total other assets	35,340,264	31,870,530

Total assets	$ 56,545,927	$ 53,357,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$ 3,030,033	$ 1,255,405
Accounts payable and accrued liabilities	6,961,529	7,253,878
Accrued salaries and payroll taxes	9,064,646	6,323,928
Accrued workers' compensation insurance	1,760,968	2,239,400
Lines of credit	20,572,506	15,702,621
Current portion of long-term debt	3,666,623	6,604,003
Notes payable - related party	91,500	91,500
Workers' compensation insurance policy reserves	2,142,249	1,636,313
Total current liabilities	47,290,054	41,107,048

Long term liabilities:
Long term debt, less current portion	10,391,091	9,660,709

Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized, issued and outstanding June 30, 2007: 19,428,511 shares; December 31, 2006: 18,642,740 shares	1,943	1,864
Paid-in capital	7,146,002	6,408,581
Accumulated deficit	(8,283,163)	(3,821,016)
Total stockholders’ (deficit) equity	(1,135,218)	2,589,429

Total liabilities and stockholders’ (deficit) equity	$56,545,927	$53,357,186

See accompanying notes to consolidated financial statements.

Page - 3

[Missing Graphic Reference]

RESOLVE STAFFING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$61,279,590	$27,670,465	$123,141,350	$45,075,043

Cost of revenues	56,422,394	23,266,196	110,841,017	37,450,198

Gross profit	4,857,196	4,404,269	12,300,333	7,624,845

Operating expenses	8,251,138	4,144,946	15,364,804	7,709,869

Income (loss) from operations	(3,393,942)	259,323	(3,064,471)	(85,024)

Other expense:
Interest expense	(797,436)	(166,423)	(1,397,676)	(318,261)
Other expenses, net	(797,436)	(166,423)	(1,397,676)	(318,261)

Net income (loss)	$(4,191,378)	$92,900	$(4,462,147)	$(403,285)

Net income (loss) per Basic	$(0.22)	$(0.00)	$(0.23)	$(0.02)
Diluted	$(0.22)	$0.00	$(0.23)	$(0.02)
Weighted average number of shares used in income (loss) per share computation:
Basic	19,428,510	19,181,006	19,339,199	17,233,097
Diluted	19,428,510	19,693,564	19,339,199	17,233,097

See accompanying notes to these financial statements.

Page - 4

[Missing Graphic Reference]

RESOLVE STAFFING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
Cash Flows From Operating Activities:
Net loss	$ (4,462,147)	$(403,285)
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and Amortization	210,685	105,370
Stock-based compensation	-	119,749
Change in allowance for doubtful accounts	607,065	76,628
Amortization of non-compete agreements	263,881	184,690
Changes in operating assets and liabilities:
Accounts receivable-trade	224,823	(7,081,882)
Workers’ compensation insurance policy refunds	147,350	-
Prepaid and other assets	(2,046,509)	(72,738)
Accounts payable and accrued liabilities	(578,287)	1,962,744
Accounts payable to related parties	2,740,718	(825,921)
Accrued salaries and payroll taxes	(478,432)	1,082,965
Workers’ compensation insurance	(183,837)	-
Workers’ compensation insurance policy reserves	505,936	-
Total adjustments	1,413,393	(4,448,395)
Net cash flows used in operating activities	(3,048,754)	(4,851,680)

Cash Flows From Investing Activities:
Purchases of property and equipment	(290,377)	(157,546)
Acquisition of net assets of subsidiaries, net of cash	(85,000)	(2,072,415)
Collections from related parties	573,798	-
Net cash flows used in investing activities	198,421	(2,229,961)

Cash Flows From Financing Activities:
Increase in Bank overdraft	1,774,628	525,109
Stock purchase	-	800,000
Net borrowings on lines of credit	4,869,885	5,695,573
Repayment of notes payable	(3,794,180)	(1,434,199)
Proceeds from loans payable - related party	-	1,495,158
Net cash provided by financing activities	2,850,333	7,081,641

Net decrease in Cash	-	-

Cash, Beginning of the Period	-	-

Cash, End of the Period	$ -	$ -

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

In connection with the Combination on October 1, 2006, the Company was ultimately determined to be the accounting acquirer in the Combination and the transaction was accounted for as an acquisition under the purchase method of accounting for business combinations in accordance with accounting principles generally accepted in the United States of America. This determination was reached after initially determining that ELS was the accounting acquirer, but after comments from and consultations with the accounting Staff at the U.S. Securities and Exchange Commission (“Commission”), the Company modified the accounting treatment of the Combination giving rise to the filing of its amended annual report on Form 10-K/A for the year ended December 31, 2006 and the filing of amended reports on Forms 10-Q/A for the periods ended March 31, 2007 and June 30, 2007.

Organization, Basis of Presentation and Principles of Consolidation

The consolidated financial statements for the period ended June 30, 2007 include the financial statements of Resolve, ELS and its subsidiaries. All inter-company and inter-affiliate balances and transactions have been eliminated.

In accordance with the accounting treatment described above, the historical financial statements for the six months ended June 30, 2006, prior to the Combination reflect those of Resolve, that were filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2006, in the Quarterly Report on Form 10-QSB.

Page - 6

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

NOTE A - NATURE OF OPERATIONS, LIQUIDITY AND MANAGEMENT’S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Acquisition of Entities from Unrelated Parties

During the six months ended June 30, 2007, the Resolve Staffing, Inc. entered into purchase agreements (“Agreements”), to acquire certain assets and/or ownership of two privately-held entities owned and operated by unrelated parties. Pursuant to the acquisition agreements, Resolve acquired the temporary employee staffing locations from the newly acquired entities.

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

In conjunction with the acquisitions from the unrelated parties during the six months ended June 30, 2007, approximately $2,027,500 has been assigned to goodwill. All of the goodwill is expected to be deductible for tax purposes.

In conjunction with the previous purchase agreements described in Note J, the Company capitalized additionally approximately $437,000 in goodwill during the six months ended June 30, 2007.

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

Principles of Consolidation

The consolidated financial statements for the three and six months ended June 30, 2007 and 2006 include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in preparing the accompanying consolidated financial statements.

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

Page - 7

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

Resolve's trade accounts receivable result from the sale of its services to customers, and customers consist primarily of private companies. Resolve uses the allowance method to account for uncollectible accounts. Bad debt expense for the three months ended June 30, 2007 and 2006 was $676,615 and $255,750, respectively and was $733,523 and $294,276 for the six months ended June 30, 2007 and 2006, respectively. The nature of the company’s business changed from a strictly staffing organization to a combined staffing and PEO organization, resulting in a significant year over year change. The Company’s policy for determining when receivables are past due is 31 days after original invoice date. The Company’s policy for charging off uncollectible accounts receivable requires approval of the Chief Operating Officer, after reviewing Corporate Credit recommendation in consultation with the Resolve Corporate Finance Group and the specific branch involved, determining that the debt has little, if any chance, of being collected. An allowance for doubtful accounts in the amounts of $1,079,493 and $173,614 was recorded at June 30, 2007 and 2006, respectively.

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

Page - 8

Liquidity and Management’s Plans

As reflected in the accompanying consolidated financial statements, the Company has a net working capital deficit of $27,640,295 and stockholder’s deficit of $1,135,218, as of June 30, 2007. During 2007, the Company incurred losses and has been dependent upon the financial support of financial lenders, stockholders, management and other related parties.

For the six months ended June 30, 2007 the Company incurred a net loss of $4,462,147. Of this loss, $1,081,631 did not represent the use of cash. Non-cash expenditures consisted of depreciation of $210,685, increase in allowance for doubtful accounts of $607,065 and amortization of non-compete agreements of $263,881. Changes in accounts receivable, prepaid and other assets, along with increases in accounts payable, payroll, salary, and other accruals brought the total cash used in operations to $3,048,754. Additionally the Company used $290,377 to purchase computer equipment, software and office equipment during the six months ended June 30, 2007.

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

Advertising Costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Resolve did not have direct-response advertising costs during the six months ended June 30, 2007 and 2006. Total advertising costs for the three months ended June 30, 2007 and 2006 were $243,573 and $214,044, respectively, and were $441,554 and $417,352 for the six months ended June 30, 2007 and 2006, respectively.

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

Income (Loss) Per Share

Net income (loss) per share is computed based upon the weighted average number of outstanding shares of the Company’s common stock for each period presented. The weighted average number of shares for the three and six month periods ended June 30, 2007 and 2006 include common stock equivalents, representing warrants, of -, 512,558, -, and -, respectively.

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". The provisions of FIN 48 are effective for the Company’s fiscal year beginning January 1, 2007.The Company believes that the adoption will not have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. .The Company will be required to adopt SFAS 157 in the first quarter of 2008. The Company’s management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006, or calendar year 2006 for the Company), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than including the adjustment in the current year statement of operations.. Upon completing its evaluation of the requirements of SAB No. 108, the Company determined it did not affect its consolidated financial statements.

Reportable Segments

As of the date of Combination, the Company operates in two reportable segments under Statement of Financial Accounting Standards Board (FASB) Statement No. 131, “Disclosure about Segments of Enterprise and Related Information.”

Presented below is the reconciliation of segment information to the consolidated statement of operations for the six months ended June 30, 2007:

	Total	Staffing	PEO
Revenue	$123,141,350	$95,005,576	$28,135,774
Cost of revenues	110,841,017	84,290,549	26,550,468
Gross profit	12,300,333	10,715,027	1,585,306
Operating expenses	15,364,804	11,259,883	4,104,921
Loss from operations	(3,064,471)	(544,856)	(2,519,615)
Interest expense	1,397,676	1,336,750	60,926
Net loss	$(4,462,147)	$(1,881,606)	$(2,580,541)

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

NOTE B - PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2007 and December 31, 2006 is summarized as follows:

	2007	2006

Office equipment	$913,582	$746,832
Computer hardware and software	966,191	872,230
Leasehold improvements	315,410	260,307
Vehicles	24,618	8,139
Total property and equipment	2,219,801	1,887,508
Less, accumulated depreciation	(771,336)	(543,735)
Net property and equipment	$1,448,465	$1,343,773

Depreciation expense for the three months ended June 30, 2007 and 2006 was $103,942 and $63,338, respectively, and was $210,685 and $105,370 for the six months ended June 30, 2007 and 2006, respectively.

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

During March 2006, the agreement was amended to allow unlimited maximum borrowings with a maturity date of September 30, 2007. The note bears interest at 3 percent per annum and is payable monthly. As of June 30, 2007 and December 31, 2006 amounts owed were eliminated on consolidation.

Page - 11

Note payable to related party relates to borrowings of $91,500 from William Brown, a director and and principal shareholder. The underlying note bears interest at 5% and was due on June 30, 2004. The Company has a verbal agreement to extend the maturity date on a month-to-month basis.

Notes payable to related parties of $18,641,498 were issued in conjunction with the Combination. On May 1, 2007, the holders of these notes and the Company agreed to amend the original note and reduce the amounts by $6,663,857. The outstanding amount of these notes, after the reduction, as of June 30, 2007 is $8,785,702. See Notes A and G.

Loan Guarantees

The lines of credit described in Note G below are secured by substantially all assets of the Company and guaranteed by Ron Heineman, with second mortgage guarantees by Restaurant Management Group, LLC and W.H. 2, LLC (“WH2”). Prior to the Combination, the lines of credit with ELS were also guaranteed by the Company. Resolve has two lines of credit providing maximum borrowings of $17,150,000 and $12,000,000 with a bank that were guaranteed by ELS, Inc. Borrowings under the Company’s lines of credit were $8,855,723 and $10,919,938, respectively, at June 30, 2007 and $11,735,029 and $2,906,471, respectively at December 31, 2006.

Related Party Lease

The Company leases its Cincinnati facility from WH2, a limited liability company owned by stockholders of the company under an operating lease expiring during September 30, 2011. Rent expense under this lease was $32,400 and $- for the three months ended June 30, 2007 and 2006, and $64,800 and $- for the six months ended June 30, 2007 and 2006, respectively. Future minimum annual rentals under this operating lease are presented in Note H.

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

Page - 12

Intangibles consist of the following at:

	June 30, 2007	December 31, 2006

Covenants not to compete	$ 613,547	$ 613,547

Less amortization	(444,796)	(180,915)

	$ 168,751	432,632

Goodwill	$ 32,395,128	$29,724,511

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

Total Company contributions and plan expenses paid by the Company were $29,530 and $- for the three months ended June 30, 2007 and 2006, respectively and were $53,138 and $- for the six months ended June 30, 2007 and 2006, respectively.

NOTE G - LONG TERM DEBT AND LINES OF CREDIT

Notes payable and lines of credit as of June 30, 2007 and December 31, 2006 are as follows:

	2007	2006
Working capital line of credit to one bank, interest payable monthly at 7.75% per annum, maturing December 31, 2007, maximum of $12,000,000 in borrowings. Borrowings are not to exceed 80% of accounts receivable

Over-line facility line of credit to one bank, interest payable monthly at 11.25% per annum, maturing December 31, 2007, maximum of $17,150,000..
	$8,855,723 10,919,938	$11,735,029 2,906,471
Revolving line of credit with a financial institution that provides for maximum borrowings of $1,700,000 through November 2007. Borrowings are not to exceed 85% of accounts receivable. Interest accrues at 9.25% per annum.	731,146	986,956
Line of credit with a bank that provides for maximum borrowings of $100,000. Interest accrues at the bank's prime rate of 9.25% per annum. Maturity date is on demand.	65,699	74,165
Note payable to a bank, interest payable monthly at a rate of 6.6% per annum, maturing September 1, 2009.	254,128	303,746
Note payable to a financial institution, interest payable at annual percentage rate of 8.25% per annum. Monthly payments of $47,049 through July 2007.	50,206	351,910
Notes payable to two individuals for the Combination, interest payable at a rate of 5% per annum. Note principal and interest payments are due the first day of each month through December 31, 2017; however, no interest shall be accrued until January 1, 2008. See notes A and C. Shown net of discount of $291,396.	8,785,702	10,280,343
Note payable to individual for the stock purchase of Power Personnel. The note will be paid in monthly installments of $125,637 through October 2008. Interest is payable at 5.3% per annum.	2,130,658	2,555,931
Two notes payable to financial institutions due June 2007 and November 2007. Interest accruing between 3.5% and 9.25% per annum.	36,137	37,866
Notes payable to various individuals for the acquisition of various staffing entities during 2005, 2006 and 2007. Notes are due at varying dates through December 2009 with monthly payment amounts ranging from $5,833 to $34,891. These notes bear no interest and accordingly management has imputed interest at 7.25% per annum. Shown net of discount of $101,559.	2,800,883	2,734,916
Note payable to an individual accruing interest at 5% to 12% per annum, maturity date is being extended verbally on a month to month basis.	91,500	91,500
Total long term debt and lines of credit	34,721,720	32,058,833
Current portion of long term debt and lines of credit	(24,330,629)	(22,398,124)

Long term portion of long term debt and lines of credit	$10,391,091	$ 9,660,709

See Note C—Related Party Balances and Transactions, for information about the Credit Agreement with Ron Heineman.

See Note C - Related Party Balances and Transactions, for information about the Note Payable to William Brown.

Maturities of long term debt and lines of credit are as follows:

Year ending December 31,
2007	$24,330,629
2008	3,185,230
2009	1,361,630
2010	1,183,782
2011	1,183,782
Thereafter	3,476,667
$34,721,720

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

Total rent expense for all operating leases was $398,124 and $248,446 for the three months ended June 30, 2007 and 2006, respectively, and $818,600 and $449,522 for the six months ended June 30, 2007 and 2006, respectively.

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

The Company maintains letters of credit of approximately $4,375,000 at June 30, 2007 to secure workers’ compensation policies in lieu of providing deposits. There were no draws on the letters of credit for the six months ended June 30, 2007.

In accordance with the high deductible workers’ compensation policy, the Company is required to purchase $139,995 of the insurance company’s non-voting stock during the year ended December 31, 2007.

The Company is in receipt of a Determination and Assessment from the State of Michigan, Department of Labor & Economic Growth, Unemployment Insurance Agency seeking payment of amounts totaling $9,505,212. The Company and legal counsel believe that this assessment is baseless and without merit and intends to contest this assessment vigorously. As of June 30, 2007, no amount is accrued in the Company’s consolidated financial statements as the matter is deemed groundless and outside the authority of the Agency.

The Company is in receipt of letters of assessment from the State of Ohio sales tax auditors making an assessment on employee leasing or co-employment sales of $44,092,764. As of November 7, 2007 this amount is $52,711,437, including penalty and interest. The Company conducts its business through written contracts of at least one year, and claims exemption from the sales tax auditor’s position. The Company continues to work with the sales tax auditors to have this matter dismissed. As of June 30, 2007, no amount is accrued in the Company’s consolidated financial statements as the Company and legal counsel believe this assessment is groundless.

As of June 30, 2007 the Company is in receipt of a notice from the United States Department of Labor asserting various violations of ERISA relating to the ELS group health plan. The Company is attempting to address the alleged violations and does not believe this matter will have a material impact on the accompanying consolidated financial statements.

The Company has received assessments from the Internal Revenue Service ("IRS") in a combined amount of approximately $884,000. As of June 30, 2007 no amount has been accrued in the Company's consolidated financial statements as the Company's management believes all required documentation will be provided to the IRS and expects the assessments to be fully abated.

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

Page - 13

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

Employee Agreements

The employment agreement with Mr. Heineman dated October 1, 2006, (for a 5 year term) sets forth the terms of his continued employment with the Company as chief executive officer and provides for, among other matters: a base salary, bonuses based on the achievement of specific goals as determined by the agreement and a severance package as specified in the agreement. During May 2007 the term of this agreement was extended to seven years.

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

Page - 14

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

NOTE L - CASH FLOW SUPPLEMENTAL INFORMATION

Cash paid for interest during the six months ended June 30, 2007 and 2006 amounted to $1,385,391 and $318,261, respectively.

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

During the six month period ended June 30, 2006, Resolve Staffing, Inc., entered into purchase agreements (“Agreements”), to acquire all of the assets and/or ownership of multiple privately-held entities owned and operated by unrelated parties. Pursuant to the acquisition agreements, Resolve acquired the temporary employee staffing locations from the newly acquired entities.

Resolve issued notes payable in the amount of $1,763,000 and accrued $49,460 of contingent expenses in exchange for 100% of the ownership interest in 4 entities with 11 staffing locations. The fair value of the assets and liabilities assumed, on the date of acquisition were as follows:

Property and equipment	$10,000
Goodwill	1,802,460
Total	$1,812,460

During the six months ended June 30, 2006, Resolve issued a note receivable to a consultant in the amount of $6,000,000 for the purchase of 4,000,000 shares of the Company’s common stock. As of June 30, 2006, $800,000 (533,334 shares purchased) was paid towards the note. On June 30, 2006, the agreement was terminated and the note receivable was canceled and the remaining balance of common stock issued (3,566,666 shares) was canceled.

Page - 15

NOTE M - STOCKHOLDERS’ EQUITY

Issuance of Common Stock

During the six months ended June 30, 2007 the Company issued 250,000 shares of common stock for acquisitions. The shares issued for acquisitions have been valued at approximately $737,500 and have been recorded as an increase in paid in capital.

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

Presented below is the unaudited pro forma condensed combined consolidated statement of operations for the six months ended June 30, 2006 as if the acquisitions of ELS, Power KTF, and Star Personnel, Inc. had been completed January 1, 2006.

	Actual	ELS	Power KTF	Star Personnel	Pro-forma adjustments	Pro-forma
Revenues	$ 45,075,043	$ 26,271,078	$ 4,662,371	$2,725,520	$(36,846)	$78,697,166

Cost of revenues	37,450,198	21,824,316	3,765,439	1,699,552	(36,846)	64,702,659

Gross profit	7,624,845	4,446,762	896,932	1,025,968		13,994,507

Operating expenses	7,709,869	3,410,482	881,680	757,911		12,759,942

Income (Loss) From Operations	(85,024)	1,036,280	15,252	268,057		1,234,565

Interest expense	(318,261)	(269,985)	(62,542)		(351,990)	(1,002,778)

Net Income (Loss)	$(403,285)	$766,295	$(47,290)	$268,057	$(351,990)	$231,787

Pro-forma earnings per share information for the six months ended June 30, 2006:
Basic weighted average shares outstanding:	18,273,926
Pro forma basic net loss per common share:	$(0.01)

NOTES TO THE UNAUDITED PRO FORMA CONDENSED COMBINED CONSOLIDATED STATEMENT OF OPERATIONS

a)	Elimination of Management Fees allocated to Resolve by ELS, Inc. for the period January 1, 2006 through June 30, 2006.
b)	Interest expense related to Bill Walton and Ron Heineman notes payable issued for the ELS/Resolve combination. Interest computed as if the notes were issued January 1, 2006.

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

Page - 16

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

Page - 17

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

Page - 18

Results of Operations

We report PEO revenues in accordance with the requirements of EITF No. 99-19 which requires us to report such revenues on a net basis because we are not the primary obligor for the services provided by our PEO clients to their customers pursuant to our PEO contracts. We present for comparison purposes the Pro-forma Non-GAAP gross revenues and Pro-forma Non-GAAP cost of revenues information for the six months ended June 30, 2007 and 2006 set forth in the table below. Although not in accordance with generally accepted accounting principles in the United States (“GAAP”), management believes this information is more informative as to the level of our business activity and more illustrative of how we manage our operations, including the preparation of our internal operating forecasts, because it presents our PEO services on a basis comparable to our staffing services.

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

This non-GAAP presentation of pro forma revenues for 2007 and 2006 is as follows:

	Pro-forma Non-GAAP Six Months Ended June 30,
	2007	2006
Revenues:
Staffing services	$ 95,005,576	$ 45,075,043
Professional employer services	152,938,343	145,833,047

Total revenues	247,943,919	190,908,090

Total cost of revenues	235,643,586	178,836,483

Gross margin	$12,300,333	$12,071,607

A reconciliation of non-GAAP pro forma gross revenues to net revenues is as follows for the six months ended June 30, 2007 and 2006:

	Pro-forma Non-GAAP Gross Revenue Reporting Method		Reclassification		Pro-forma Net Revenue Reporting Method
	2007	2006	2007	2006	2007	2006
Revenues:
Staffing services	$ 95,005,576	$ 45,075,043	$ -	$ -	$ 95,005,576	$ 45,075,043
Professional employer services	152,938,343	26,271,078	124,802,569	119,561,969	28,135,774	145,833,047

Total revenues	247,943,419	71,346,121	124,802,569	119,561.969	123,141,350	190,908,090

Total cost of revenues	235,643,586	59,274,514	124,802,569	119,561,969	110,841,017	178,836,483

Gross margin	$ 12,300,333	$ 12,071,607	$ -	$ -	$ 12,300,333	$12,071,607

Comparison of consolidated operations for the three months ended June 30, 2007 to the three months ended June 30, 2006

Our net loss increased from a loss of $92,900 for three months ended June 30, 2006 to a loss of $4,191,378 or a $4,284,278 increase for three months ended June 30, 2007. A discussion of our results of operations is as follows:

Revenues for three months ended June 30, 2006 compared to 2007 increased from $27,670,465 to $61,279,590 or a 121% increase, reflecting an increase in organic growth and an aggressive acquisition and marketing efforts. This growth is also attributable to both growth through acquisitions and growth with our existing clients as well as expanding our customer base. As described in the footnotes to the financial statements, this increase is also a result of the merger between resolve Staffing and ELS, which resulted in expanded services, including both staffing and PEO services.

Our cost of revenues increased from $23,266,196 for the three months ended June 30, 2006 to $56,422,394 for the three months ended June 30, 2007. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue, our cost of revenues increased from 84% in 2006 to 92% in 2007. This increase in our cost of revenues is attributable to changes in our sales mix. In addition to standard staffing services, Resolve also offers human resource outsourcing services, such as strategic temporary staffing. While our staffing margins continue to remain constant, the increase in revenues attributable to strategic temporary staffing, which has lower margins, causes our costs of revenues to increase, as a percent of revenues. We expect our gross profit margins for staffing services to increase, as a percent of revenues, in the future as we continue to grow our business in higher margin areas such as the truck driver and medical staffing market niches. However, as we continue to increase revenues from other services, such as payroll processing, we expect overall gross margins to continue to fluctuate.

The Company has engaged Conway, Mackenzie & Dunleavy (“CMD”) a financial advisor to assist the Company in its restructuring efforts. With CMD’s support, the Company developed a restructure plan during the quarter ended June 30, 2007.

On June 30, 2007, the Company signed a national first dollar health plan with Humana to eliminate self-insured risk. Its prior high deductible Anthem plan had poor claims performance, and the firm has booked additional reserves of approximately $2.2 million. Additionally, an intense review of the firm's accounts receivable identified certain customers with troubled aged balances and the Company made an additional allowance for bad debt reserve of approximately $493,000. Resolve's high deductible workers compensation plans are approximately 18 months and 23 months old. The plans from an actuarial perspective are very "green" or young and the actuarial reserve calculations extremely conservative. The Company continues to manage workers compensation risk, and Resolve booked an additional charge of $1.1 million to ensure proper actuarial reserves.

CMD’s billing was approximately $200,000 for the period covered by this report. Resolve's management and board of directors support these charges as part of its restructuring efforts.

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

Operating expenses have increased from $4,144,946 for the three months ended June 30, 2006 to $8,251,138 for the three months ended June 30, 2007. This increase is attributable to our aggressive growth through acquisitions and opening of new locations. Resolve has grown into a national provider of staffing services with approximately 75 offices from coast to coast. This increase in operating expenses includes marketing, salaries, rents, and various other expenses associated with these locations, as well as corporate overhead and infrastructure to support the locations. These costs have increased from approximately 15% to 13% as a percent of revenues. This decrease is attributable to the relatively fixed nature of some of the expenses. Operating expenses also include non cash related items such as amortization of non-compete agreements and depreciation.

Interest expense increased from $166,423 for the three months ended June 30, 2006 to $797,436 for the three months ended June 30, 2007. The increase is attributable to increase debt obligations related to our aggressive acquisition strategy. A majority of our debt is through affiliated parties, including Ron Heineman and ELS, Inc. This is discussed in detail in the footnotes to our financial statements.

Page - 19

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $4,191,378 for the three months ended June 30, 2007 as a result of the matters discussed above. This represents a $4,284,278 increase in operating losses from the three months ended June 30, 2006. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Comparison of consolidated operations for the six months ended June 30, 2007 to the six months ended June 30, 2006

In the fourth quarter of the year ended December 31, 2006, the Company purchased the PEO operations of ELS. ELS was a national PEO and added new segment revenue by expanding the Company’s product lines. Also, during that same period, the Company purchased Power Personnel in New York. This added seven offices to the Company’s New York region.

Revenues for the six months ended June 30, 2007 compared to 2006 increased from $45,075,043 to $123,141,350, a 173% increase, reflecting an increase in organic growth and our aggressive acquisition and marketing efforts. This growth is also attributable to both growth through acquisition, and growth with our existing clients as well as expanding our customer base. As described in the footnotes to the financial statements, this increase is also a result of the merger between Resolve Staffing and ELS, which resulted in expanded services including both staffing and PEO services.

Our cost of revenues increased from $37,450,198 for the six months ended June 30, 2006 to $110,841,017 for the six months ended June 30, 2007. This increase was largely due to the increased revenues as noted above. However, as a percentage of revenue, our cost of revenues increased from 83% in 2006 to 90% in 2007. This increase in our cost of revenues is attributable to changes in our sales mix. In addition to standard staffing services, Resolve also offers human resource outsourcing services, such as strategic temporary staffing. While our staffing margins continue to remain constant, the increase in revenues attributable to strategic temporary staffing, which has lower margins, causes our costs of revenues to increase, as a percent of revenues. We expect our gross profit margins for staffing services to increase, as a percent of revenues, in the future as we continue to grow our business in higher margin areas such as the truck driver and medical staffing market niches. However, as we continue to increase revenues from other services, such as payroll processing, we expect overall gross margins to continue to fluctuate. Revenue from payroll services, approximately $28 million, generate a gross margin of 3.9%, thus resulting in a decrease, as a percent of revenues, of our gross margins for 2007.

We expect our gross profit margins to increase, as a percent of sales, in the future as we continue to grow our business in higher margin areas and as one time adjustments (attributable to merger and acquisitions) decrease.

Operating expenses have increased from $7,709,869 in 2006 to $15,364,804 in 2007. This increase is attributable to our aggressive growth through acquisitions and our organic growth. Resolve has grown into a national provider of HRO services with 75 offices. This increase in operating expenses includes marketing, salaries, rents, and various other expenses associated with these locations. These costs have decreased from approximately 17%to 12% as a percent of sales.

Interest expense increased from $318,261 in 2006 to $1,397,676 in 2007. The increase is attributable to increase debt obligations related to our increased credit lines, aggressive acquisition strategy and the recent merger with ELS. A major portion of our debt is through affiliated parties, including Ron Heineman. This is discussed in detail in the footnotes to our financial statements.

No provision for income taxes have been reflected or recorded on these financial statements. We incurred a net loss of $4,462,147 for the six months ended June 30, 2007 as a result of the matters discussed above. Losses to date may be used to offset future taxable income, assuming the Company becomes profitable.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has a net working capital deficit of $27,640,295 and a stockholder’s deficit of $1,135,218, as of June 30, 2007.

For the six months ended June 30, 2007 the Company incurred a net loss of $4,462,147. Of this loss, $1,081,631 did not represent the use of cash. Non-cash expenditures consisted of depreciation of $210,685, increase in allowance for doubtful accounts of $607,065 and amortization of non-compete agreements of $263,881. Changes in accounts receivable, prepaid and other assets, along with increases in accounts payable, payroll, salary, and other accruals brought the total cash used in by operations to $3,048,754. Additionally the Company used $290,377 to purchase computer equipment, software and office equipment during the six months ended June 30, 2007.

Page - 20

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

Net cash used in investing activities totaled $198,4721 for the six months ended June 30, 2007, compared to net cash used in investing activities of $2,229,961 for 2006. For 2007, the principal uses of cash for investing activities were for purchases of property and equipment totaling $290,377.

Net cash provided by financing activities for the six months ended June 30, 2007 was $2,850,333 compared to net cash used in financing activities of $7,081,641 for 2006. For 2007, the principal source of cash from financing activities was from lines of credit.

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

During March 2007 the Company finalized its renewal of its various lines of credit described in Note G. The lines of credit were increased to $29,150,000, call for interest payable monthly at the prime interest rate, include certain financial covenants and mature September 30, 2007 and January 31, 2008. These lines of credit are guaranteed by certain shareholders and affiliated entities. During May 2007, the Company received a notice of default under the terms of these various lines of credit. During September 2007, the Company and the Bank entered into a Forbearance and Reaffirmation Agreement whereby the Bank agreed to forbear from exercising its rights and remedies against the Company and the Subsidiaries with respect to the defaults existing as of September 28, 2007 until the earlier to occur of (i) December 31, 2007 or (ii) the occurrence of a “Forbearance Default”..

Off Balance Sheet Arrangements

Depending on certain goals and performances being met, Resolve has the following off balance sheet arrangements which are the result of the various acquisitions described previously.

•	QRD International, Inc., d/b/a Delta Staffing - Based on gross profit targets, the prior owners may receive contingent performance payments of up to approximately $75,000 through September 11, 2007.
•	Midwest Staffing, Inc. - Based on pre-tax profit targets, the prior owners may receive contingent performance payments not to exceed $75,000 through September 27, 2007.
•	Project Solvers, Inc. - Based on pre-tax profit targets, the prior owners may receive contingent performance payments not to exceed $200,000 through October 25, 2008.
•	Pro Care Medical Staffing, LLC. - Based on pre-tax targets the prior owners may receive contingent performance payments not to exceed $650,000 in total through November 9, 2007.
•	Big Sky Travel Nurses, Inc. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $15,000 through November 27, 2007.
•	Assisted Staffing, Inc. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $25,000 through December 10, 2007.
•	Driver’s Plus, Inc. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $10,000 through December 26, 2007.
•	Ready Nurse, LLC. - Based on pre- tax profit targets, the prior owners may receive contingent performance payments of up to approximately $10,000 through March 5, 2008.
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

Contractual Obligations

The Company’s contractual obligations as of June 30, 2007, including long-term debt and commitments for future payments under non-cancelable lease arrangements, are summarized below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating leases	$ 2,737,143	$ 1,035,826	$ 1,582,348	$ 118,969	$ -
Long-term debt	34,721,720	24,330,629	5,730,642	2,367,564	2,292,885
Interest	2,873,094	1,945,607	560,906	190,717	175,864
Total contractual obligations	37,458,863	25,366,455	7,312,990	2,486,533	2,292,885
Total With Interest	$40,331,957	$ 27,312,062	$7,873,896	$2,677,250	$ 2,468,749

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

Page - 21

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

The Company has received assessments from the Internal Revenue Service ("IRS") in a combined amount of approximately $884,000. As of June 30, 2007 no amount has been accrued in the Company's consolidated financial statements as the Company's management believes all required documentation will be provided to the IRS and expects the assessments to be fully abated.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2007 the Company issued 250,000 shares of common stock for acquisitions. The shares issued for acquisitions have been valued at approximately $737,500 and have been recorded as an increase in paid in capital. The issuance of these shares was exempt from registration under § 4(2) of the Securities Act of 1933, as such issuance did not involve any public offering.

Page - 22

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

Page - 23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOLVE STAFFING, INC.

Dated: November 27, 2007	/s/ Ronald Heineman
By: Ronald Heineman, Chief Executive Officer, Chief Accounting Officer

Page - 24

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350.